Form 10-Q
period 2011-05-31
Dixie Foods International, Inc
filed 2011-07-01
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: May 31, 2011

or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-170662

DIXIE FOODS INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Florida	80-0608195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

115 N.E. 6th Blvd. Williston, FL	32696
(Address of principal executive offices)	(Zip Code)

(800) 366-5174

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

On June 28, 2011 the Company had 6,200,000 shares of common stock outstanding.

Dixie Foods International, Inc

(A Development Stage Company)

Table of Contents

		Page
		No.

Part I.	Financial Information	2

Item 1.	Financial Statements (Unaudited)	2

	Balances Sheet at May 31, 2011 (Unaudited) and August 31, 2010 (Audited)	2

	Unaudited Statements of Operations - For the Three and Nine Months Ended May 31, 2011 and 2010 and and for the period from May 11, 2010 (inception) through May 31, 2011	3

	Unaudited Statements of Cash Flows - For the Nine Months Ended May 31, 2011 and 2010 and and for the period from May 11, 2010 (inception) through May 31, 2011	4

	Notes to Unaudited Financial Statements -	5-10

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations.	11-12

Item 3.	Quantatitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

Part II.	Other Information	12

Item 1.	Legal Proceedings	12

Item 1a.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Dixie Foods International, Inc

(A Development Stage Company)

Balance Sheets

	May 31,	August 31,
	2011	2010
	(Unaudited)	Audited

Assets

Current assets
Cash and cash equivalents	$14,573	$44,261
Total current assets	14,573	44,261

Total assets	$14,573	$44,261

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$1,007	$2,936
Accrued expenses	2,100	5,200
Due to shareholder	1,106	—
Total current liabilities	4,213	8,136

Stockholders' equity

Preferred stock, $.001 par value; authorized 15,000,000 shares;issued and outstanding 820 shares series A convertible preferred shares at May 31, 2011; liquidation preference $12,300	1	—
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 6,200,000 shares	6,200	6,200
Additional paid-in capital	62,599	60,800
Deficit accumulated during the development stage	(58,440)	(30,875)
Total stockholders' equity	10,360	36,125
Total liabilities and stockholders' equity	$14,573	$44,261

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc

(A Development Stage Company)

Statement of Operations

For the Three and Nine Months Ended May 31, 2011 and 2010 and

Period from May 11, 2010 (inception) through May 31, 2011

	THREE MONTH		NINE MONTH		MAY 11, 2010
	PERIOD ENDED		PERIOD ENDED		(INCEPTION)
	MAY 31,		MAY 31,		THROUGH
	2011	2010	2011	2010	MAY 31, 2011

Net sales	$—	$—	$360	$—	$360
Cost of sales	—	—	500	—	500
Gross profit	—	—	(140)	—	(140)

Costs and expenses:
Selling, general and administrative expenses	6,081	—	27,425	—	58,300
	6,081	—	27,425	—	58,300
Loss from operations	(6,081)	—	(27,565)	—	(58,440)

Income (loss) before income taxes	(6,081)	—	(27,565)	—	(58,440)
Income taxes	—	—	—	—	—
Net income (loss)	$(6,081)	$—	$(27,565)	$—	$(58,440)

Basic and diluted net loss per share	**	**	**	**

Weighted average shares outstanding
Basic and diluted	6,200,000	3,000,000	6,200,000	3,000,000

** Less than $.01.

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc

(A Development Stage Company)

Statement of Cash Flows

For the Nine Months Ended May 31, 2011 and 2010 and

Period from May 11, 2010 (inception) through May 31, 2011

	NINE MONTH		MAY 11, 2010
	PERIOD ENDED		(INCEPTION)
	MAY 31,		THROUGH
	2011	2010	MAY 31, 2011

Cash flows from operating activities
Net loss	$(27,565)	$—	$(58,440)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Issuance of common stock for services	—	—	19,000
Change in assets and liabilities
Accounts payable	(1,929)	—	1,007
Accrued expenses	(3,100)	—	2,100
Due to shareholder	1,106	—	1,106
Net cash provided by (used in) operating activities	(31,488)	—	(35,227)

Cash flows from investing activities
Net cash from investing activities	—	—	—

Cash flows from financing activities
Common stock issued for cash	—	—	48,000
Preferred stock issued for cash	12,300	—	12,300
Payment of offering costs	(10,500)	—	(10,500)
Net cash provided by financing activities	1,800	—	49,800

Net increase in cash and cash equivalents	(29,688)	—	14,573
Cash and cash equivalents, beginning of period	44,261	—	—
Cash and cash equivalents, end of period	$14,573	$—	$14,573

Supplementary information:
Cash paid for :
Interest	$—	$—	$—
Income taxes	$—	$—	$—

280,000 Shares issued for services to a related party @ .02 per share	$—	$—	$5,600
520,000 Shares issued for services @.02 per share	$—	$—	$10,400
150,000 Shares issued for services to directors @ .02 per share	$—	$—	$3,000

See accompanying notes to unaudited financial statements.

DIXIE FOODS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

May 31, 2011

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Dixie Foods International, Inc. (The Company) was formed to operate a specialty food business for salad dressing, sauces and condiments. The Company was organized under the laws of the State of Florida. The Company’s year end is August 31. We operate from our office at 115 N.E 6th Blvd., Williston, Florida 32696.

Management has evaluated subsequent events, and the impact on the reported results and disclosures, through June 20, 2011, which is the date these financial statements were approved by management.

The Company has a limited operating history upon which to base an evaluation of the current business and future prospects and has yet to fully launch its services. The Company will continue to be considered a development stage until it has begun significant operations and is generating significant revenues.

The Company has minimal revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained, or can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form S-1. The financial data for the three and nine month periods presented may not necessarily reflect the results to be anticipated for the complete year ended August 31, 2011.

The accompanying financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

The Company’s independent accountants issued a “going concern” opinion on the Company’s August 31, 2010 financial statements, since the Company has experienced losses from operations from May 11, 2010 (inception) through May 31, 2011. This matter raises substantial doubt about the Company’s ability to continue as a going concern

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

DIXIE FOODS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

May 31, 2011

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Cash and Cash equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Preferred Stock

At May 31, 2011, the Company had 820 shares outstanding of its Series A Convertible Preferred Stock (“Series A”). Series A has a stated liquidation preference value of $15 per share, and each preferred share is convertible to 100 shares of the Company’s common stock upon written notice of the record holder to the Company at any time.

Income Taxes

 Under the asset and liability method prescribed under ASC 740, Income Taxes, The Company uses the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.  For tax positions meeting a “more-likely-than-not”  threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of May 31, 2011, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  All of the Company’s tax years are subject to federal and state tax examination.

Revenue Recognition

The Company recognizes revenue when:

•     Persuasive evidence of an arrangement exists;

•     Shipment has occurred;

•     Price is fixed or determinable; and

•     Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three and nine month periods ended May 31, 2011 and the period from May 11, 2010 (inception) through May 31, 2011 the Company has recognized $360 in revenues.

Earnings (loss) Per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive.

DIXIE FOODS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

May 31, 2011

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Fair value of Financial Instruments

ASU 2010-06.  In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose additional information regarding (i) the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, (ii) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and (iii) the reasons for any transfers in or out of Level 3. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The update is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to separately disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis which becomes effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2010, and is not expected to have a material impact on the Company’s results of operations or financial condition. The Company adopted the first portion of the updates effective January 1, 2010, with no material impact on the Company’s financial condition, results of operations or cash flows. The Company does not expect the adoption of the remainder of the update to have a material impact on the Company’s financial condition, results of operations or cash flows.

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Reclassifications

Certain prior period balances have been reclassified to conform to the current year’s presentation.  These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Recent Authoritative Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3 - STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.01 par value per share, and 15,000,000 shares of preferred stock, par value $0.01 per share.  As of May 31, 2011 and August 31, 2010, there are 6,200,000 shares of common stock issued and outstanding, and 820 and 0 shares of preferred stock issued and outstanding, respectively.

Common Stock

The holders of our Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of our Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of our Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable.

DIXIE FOODS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

May 31, 2011

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On May 11, 2010, the Company issued 3,000,000 shares of common stock to an initial investor for cash of $3,000.

On June 1, 2010, the Company issued 280,000 shares of common stock for services rendered at $0.02 per share, for a total of $5,600.

On August 1, 2010, the Company issued 280,000 shares of common stock for services rendered to a related party at $0.02 per share, for a total of $5,600 (Note 4).

On August 1, 2010, the Company issued 240,000 shares of common stock for services rendered at $0.02 per share, for a total of $4,800.

On August 1, 2010, the Company issued 2,250,000 shares of common stock at $.02 per share, for a total of $45,000.

On August 1, 2010, the Company issued 150,000 shares of common stock to directors for services rendered at $0.02 per share, for a total of $3,000.

Preferred Stock

Our board of directors has the authority, without stockholder approval, to issue up to 15,000,000 shares of preferred stock, $.001 par value. 500,000 shares of our Preferred Stock have been designated as Series A Convertible Preferred Stock. The balance of our 14,500,000 shares of authorized preferred stock may be issued by the Board of Directors in one or more series and with the rights, privileges and limitations of the preferred stock determined by the Board of Directors. The rights, preferences, powers and limitations on different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and other matters.

During the three month period ended May 31, 2011, the Company issued 820 shares of Series A Convertible Preferred Stock at $15.00 per share, for a total of $12,300

Subsequently in June 2011, the Company issued 2,260 shares of Series A Convertible Preferred Stock at $15.00 per share, for a total of $33,900.

During the three months ended May 31, 2011, The Company charged the $10,500 in expenses it had incurred in connection with a private offering against the proceeds received. These costs had been carried by the Company previously in deferred offering costs.

NOTE 4 - RELATED PARTY

On August 1, 2010, the Company issued 280,000 shares of common stock at $0.02 to its President for services, for a total of $5,600.

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. The balance payable to the shareholder at May 31, 2011 and August 31, 2010 were $1,106 and $0, respectively.

NOTE 5 - INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from May 11, 2010 (inception) through May 31, 2011 totaling $58,440. The start-up costs are being amortized over sixty months beginning in the year of initial operations.

NOTE 6 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At May 31, 2011, the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

DIXIE FOODS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

May 31, 2011

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 - NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits.

The following reconciles amounts reported in the financial statements:

	NINE MONTH PERIOD ENDED	NINE MONTH PERIOD ENDED
	MAY 31,	MAY 31,
	2011	2010

Net loss	$(27,565)	$—

Denominator for basic loss per share -
Basic and diluted weighted average shares	6,200,000	3,000,000

Basic loss per common share	**	**

NOTE 8 - MANAGEMENT PLAN

For the next 12 months, the Company’s Plan of Operations is as follows:

Our primary focus over the course of the next 12 months will be to concentrate on introducing our initial products into the commercial marketplace including acquiring inventory for sale and establishing channels of distribution for the marketing of our products.

We were recently formed and all activity to date has been related to our formation of our business, formulation of our business plan and initial start-up operations such as formulating and testing recipes, investigating sources of supply for raw materials and services, investigating potential distribution channels for our products and development of our proposed financing. Our ability to proceed with our plan to enter the commercial marketplace with our initial product depends upon our obtaining adequate financial resources through this offering. As of May 31, 2011, we had not incurred any material costs or expenses other than those associated with the formation and financing of our company.

NOTE 9 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the nine month period ended May 31, 2011 of $27,565, and net loss for the period from May 11, 2010 (inception) through May 31, 2011 of $58,440, At May 31, 2011, the Company has minimal operating revenues.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital.  The Company has yet to generate a significant internal cash flow, and until sales of products commence, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company’s operations may cease to exist.

DIXIE FOODS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

May 31, 2011

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

Preferred Stock

Subsequently in June 2011, the Company issued 2,260 shares of Series A Convertible Preferred Stock at $15.00 per share, for a total of $33,900.

The Company has evaluated events and transactions that occurred subsequent to May 31, 2011 through June 20, 2011, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures shown, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING INFORMATION

The following discussion and analysis of the Company’s financial condition and results of operations should be read with the condensed financial statements and related notes contained in this quarterly report on Form 10-Q (“Form 10-Q”). All statements other than statements of historical fact included in this Form 10-Q are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1.  General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment. You should carefully review the risks described in this Form 10-Q and in other documents the Company files from time to time with the SEC.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q.  The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

OVERVIEW

Business

We were incorporated in Florida in May 2010. All of our operations to date have been related to the formation and development of our business. We currently have minimal assets, no revenues and no operating history beyond certain start-up activities. Our ability to commence commercial operations and successfully implement our business plan depends on us obtaining adequate financial resources, which cannot be assured.

We were formed to develop and market barbecue sauce and other condiments. Since we are in the developmental stage and have not yet introduced any products into the marketplace, we cannot assure you that we will have profitable operations. Our initial product is a yellow mustard-based barbecue sauce. The recipe for this product was contributed to us by our founder, Michael H. Jordan.

Results of Operations

In the three months ended May 31, 2011 we had $0 in sales of products and $0 in Cost of Sales. Selling, general and administrative expenses were $6,081. As a result we lost $6,081 in the three months ended May 31, 2011

In the nine months ended May 31, 2011 we had $360 in sales of products and $500 in Cost of Sales. Selling, general and administrative expenses were $27,425. As a result we lost $27,565 in the nine months ended May 31, 2011.

Liquidity and Capital Resources

During the nine months ended May 31, 2011, working capital decreased $25,765 to a surplus of $10,360 from a surplus of $36,125.  The primary reason for the decrease was the decrease in cash of $29,688 and the increase in due to shareholder of $1,106, offset by a decrease in accounts payable of $1,929 and accrued expenses of $3,100. During this same period, stockholders’ equity decreased $25,765 to $10,360 from $36,125.  The decrease in stockholders’ equity is primarily due to the net loss for the period of ($27,565).

Cash flows

Net cash used in operating activities was $31,488 for the nine months ended May 31, 2011. In the 2011 period cash was used by our loss from operations and decreases in accounts payable and accrued expenses offset by cash provided by our increase in due to shareholder account.

Net cash provided by financing activities for the nine months ended March 31, 2011 was $1,800 and reflects proceeds we received from our 2011 preferred stock offering described below, offset by payments of offering costs.

Recent Financing Transactions

In May 2011, the Company sold 820 shares of Series A Convertible Preferred Stock at $15.00 per share, for a total of $12,300. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of our common stock.

The Company is currently a development stage company and its continued existence is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital.  The Company has yet to generate a significant internal cash flow, and until sales of products commence, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company’s operations may cease to exist.

Our independent auditors have raised substantial doubts about our ability to continue as a going concern in their reports on our financial statements included in our registration statement on Form S-1 for the fiscal year ended August 31, 2010. We will continue to pursue our business plan with our available capital. One of our officers is devoting his full time to our business and receives a commission on product sales.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies. We believe our estimates and assumptions to be reasonable under the circumstances. However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern. If we are unable to continue as a going concern we would experience additional losses from the write-down of assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures.

Disclosure controls and procedures.

Under the direction of our Principal Executive Officer and Principal Accounting Officer, we evaluated our disclosure controls and procedures as of May 31, 2011. Our Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of May 31, 2011.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A.  Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our Form S-1. You should consider carefully all of the material risks described in such registration statement before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered sale of equity securities.

None

Use of proceeds from initial public offering.

Our Registration Statement on Form S-1 (Commission File No. 333-170662) became effective on May 11, 2011.  We registered 20,000 shares of Series A Convertible Preferred Stock for sale by the Company for the aggregate price of $300,000 and also registered the 2,000,000 shares of our Common Stock into which the shares of our Series A Convertible Preferred Stock may be converted. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of our common stock.  The shares were offered by our President Mr. Jordan. Under Rule 3a 4-1 of the Securities Exchange Act an issuer may conduct a direct offering of its securities without registration as a broker/dealer. Such offering may be conducted by officers who perform substantial duties for or on behalf of the issuer otherwise then in connection with securities transactions and who were not brokers or dealers or associated persons of brokers or dealers within the preceding 12 months and who have not participated in selling an offering of securities for any issuer more than once every 12 months, with certain exceptions.

Furthermore, such persons may not be subject to a statutory disqualification under Section 3(a)(39) of the Securities Exchange Act and may not be compensated in connection with securities offerings by payment of commission or other remuneration based either directly or indirectly on transactions in securities and are not at the time of offering our shares are associated persons of a broker or dealer. Mr. Jordan will meet these requirements.

There were no fees, commissions or expenses paid to underwriters or finders’ in connection with the offering. The offering was commenced on May 11, 2011 and is continuing as of the date hereof. As of May 31, 2011 the Company sold 820 of the 20,000 shares of Series A Convertible Preferred Stock registered in the offering and received the offering price of $12,300. We paid other expenses in connection with the offering of $10,500 and the net proceeds to us were $1,800. As of May 31, 2011 the net proceeds were used as follows:

Working capital                $1,800

$0 of the net proceeds was paid directly or indirectly, to our officers, directors or their associates or to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

31.1   Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1   Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIXIE FOODS INTERNATIONAL, INC.

June 30, 2011	By: /s/ Robert E. Jordan
Robert E. Jordan, President (Principal executive officer and principal accounting officer)