Form 10-K
period 2011-08-31
Dixie Foods International, Inc
filed 2011-11-03
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 333-170662

DIXIE FOODS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	80-0608195
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

115 N.E. 6th Blvd. Williston, FL	32696
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (800) 366-5174

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes   ☒ No

As of February 28, 2011 the aggregate market value of our common stock held by non-affiliates of registrant was $829,500 based on last sale price of our common stock in a private offering.

On October 15 , 2011 the Company had 6,200,000 shares of common stock outstanding.

Table of Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan and generate revenues, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

Item 1. Business

Business

We were formed in May 2010 as a Florida corporation to develop and market barbecue sauce and other condiments. All activity to date has been related to the formation of our business, formulation of our business plan and initial start-up operations such as formulating and testing recipes, investigating sources of supply for raw materials and services, investigating potential distribution channels for our products and financing activities. There can be no assurance that we will be able to successfully introduce our initial products or any other products into the commercial marketplace.

Implementation of our Business Plan

Below is a brief description of the activities which we have established to achieve the launch of our first product into the commercial marketplace. These activities will be undertaken by our officers.

The following activities have already been accomplished:

•	Finalized recipe, labels and packaging for our initial barbecue sauce product.

•	Selected and established sources of supply for ingredients and packaging, including labels, bottles and cartons.

•	Obtained nutritional analysis and stability testing of the product.

We anticipate taking the following actions in the near future:

•	Final selection of a contract packer to produce the product, including blending, bottling, labeling, packing in cartons and shipping to customers.

•	Purchase of initial product inventory in sufficient quantity to distribute samples to potential customers and fulfill anticipated orders for product.

•

Initiate marketing activities including contacting potential customers, distribution of samples, initiate promotions such as in-store sampling and coupons, initiate advertising and other promotional activities.

•	Publish a website and initiate other promotional activities.

Distribution

Our target market for initial product distribution will be specialty gourmet grocery stores. These retailers compete by selling products which are not generally available at large supermarket chains and they are highly selective in their merchandising. We believe that consumers choose to shop at specialty gourmet food stores for a different shopping experience and that they are open to try a new product not available at the chain supermarkets or supported by large advertising budgets. We believe that gourmet food stores are more willing to try a new product and will place initial orders in small amounts.

In order to establish initial distribution we anticipate that we will directly approach gourmet food stores to purchase our products through our management and attend trade shows for the gourmet food trade. We will also seek to establish our brand through public relations, an internet site and an internet blog.

Subject to a successful introduction of our initial product, we will seek to engage food brokers to represent us in contacting distributors and larger retailers. At that point we anticipate formulating a sales and marketing presentation to aid the brokers in representing our products to retail and distributor buyers. The key competitive factors in influencing a purchasing decision on this level include the product quality, packaging, sales history, profitability, and consumer demand. If a buyer decides to accept our product, other issues such as the cost of acquiring shelf space (slotting fees) and our specific commitments to marketing programs will be negotiated. Slotting fees can take the form of cash payments and/or free product allowances.

We cannot assure you that we will be successful in establishing distribution for our products or that our sales will be sufficient to enable us to achieve positive cash flow and earnings.

Manufacturing

We anticipate using contract packers to manufacture our products according to our specifications, which will include our products’ recipes, ingredients, labels and packaging. We will be responsible for having all the components of the products shipped to the contract packer. Based on our initial discussions with several contract packers we believe that we will be able to engage one or more contract packers that could manufacture our products. However, we have not engaged a contract packer at this time. We do not anticipate entering into an exclusive or long term agreement with any packers.

Raw Materials and Suppliers

Based upon our initial investigations, we believe that there are a number of sources available for product ingredients, packaging, and labels for our products. We do not anticipate that it will be necessary to execute any exclusive or long term agreements for such raw material and supplies.

Promotion and Advertising

We intend to initially rely upon point of purchase promotions, trade magazines, public relations and the internet to promote our products. Point of purchase promotional advertising will constitute the most significant portion of our promotion and advertising activities. This will include sampling programs, displays and brochures which we intend to provide to each retail outlet for our products in an effort to get customers to try our product. We will rely on public relations to trade publications to enhance retailer awareness of our products. Internet will be utilized for consumer awareness and retailer awareness purposes. We may also seek to establish brand awareness by advertising and product placement on specialized television programs featuring cooking.

Trademarks, Patents and Intellectual Property

We expect to seek trademark protection for our products as soon as each product trademark is selected, as well as trademark protection for any advertising slogans we adopt. We will do a search of existing trademarks prior to selecting trademarks for our products. We believe that trademark protection will be important to brand name recognition and distributor and consumer loyalty to our products. We intend to register our important trademarks in the United States. We will use our best efforts to maintain the confidentiality of our product recipes through confidentiality agreements and physical security but do not anticipate that it will be possible to secure patents for our products or prevent competitors from developing similar products.

Government Regulation

The production, distribution and sale of food products are subject to the Federal Food, Drug and Cosmetic Act, the Occupational Safety and Health Act and various federal and state statutes regulating the production, sale, safety, advertising, promotion, labeling and ingredients of such products. We intend to comply with all such regulations.

We cannot predict the impact of possible changes that may be required in response to future legislation, rules or regulations. Food and Drug Administration regulations may, in certain circumstances, affect the ability of the Company, as well as others in the industry, to develop and market new products.

Although we expect to package our sauce and condiment products in glass bottles, such bottles are not currently required to be in returnable containers in compliance with recycling laws which are applicable to beverage containers. If such recycling laws are extended to our products we may be required to make material expenditures which may have a material adverse effect on our business.

Employees

As of August 31, 2011, we have no full-time employees. All activities to date have been undertaken by our officers as needed. Our officers do not currently spend all of their time on our business and estimate they devote approximately 10% of their business time on the business of the Company. We anticipate that we will begin hiring employees as needed to support our entry into specialty food business.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We lease office space on a month-to-month basis from a non-affiliated landlord. We anticipate that we will rent additional office and warehouse facilities when needed to support the growth of our business.

Item 3.  Legal Proceedings

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of August 31, 2011, there were approximately 47 shareholders of record of the Company’s Common Stock.

Dividends and Dividend Policy

In the event any dividend or other distribution payable in cash or other property (other than shares of our Common Stock) is declared on our Common Stock, each Holder of shares of Series A Convertible Preferred Stock on the record date for such dividend or distribution shall be entitled to receive per share on the date of payment or distribution of such dividend or other distribution the amount of cash or property equal to the cash or property which would be received by the Holders of the number of shares of Common Stock into which such share of Series A Convertible Preferred Stock would be converted pursuant immediately prior to such record date.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

No securities are authorized for issuance by the Company under equity compensation plans.

Use of proceeds from initial public offering.

Our Registration Statement on Form S-1 (Commission File No. 333-170662) became effective on May 11, 2011.  We registered 20,000 shares of Series A Convertible Preferred Stock for sale by the Company for the aggregate price of $300,000 and also registered the 2,000,000 shares of our Common Stock into which the shares of our Series A Convertible Preferred Stock may be converted without further payment. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of our common stock.  The shares were offered without an underwriter.

There were no fees, commissions or expenses paid to underwriters or finders’ in connection with the offering. The offering was commenced on May 11, 2011 and is continuing as of the date hereof. As of August 31, 2011 the Company sold 4,430 of the 20,000 shares of Series A Convertible Preferred Stock registered in the offering and received the offering price of $66,450. We paid other expenses in connection with the offering of $17,500 and the net proceeds to us were $48,950. As of August 31, 2011 the net proceeds were used as follows:

Working capital     $ 48,950

$0 of the net proceeds was paid directly or indirectly, to our officers, directors or their associates or to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Results of Operations

In the twelve months ended August 31, 2011 we had $360 in sales of products and $500 in Cost of Sales. Selling, general and administrative expenses were $39,546. As a result we lost $39,750 in the twelve months ended August 31, 2011

Liquidity and Capital Resources

During the twelve months ended August 31, 2011, working capital increased $7,349 to a surplus of $43,474 from a surplus of $36,125.  The primary reason for the increase was the increase in cash of $10,155 and a decrease in accounts payable of $2,488 offset by the increase in due to shareholder of $4,944, and accrued expenses of $350. During this same period, stockholders’ equity increased $9,200 to $45,325 from $36,125.  The increase in stockholders’ equity is due to the net proceeds from the sale of the preferred stock $48,950 offset by the net loss for the period of ($39,750).

Cash flows

Net cash used in operating activities was $36,880 for the twelve months ended August 31, 2011. In the 2011 period cash was used by our loss from operations and decreases in accounts payable offset by cash provided by our increases in accrued expenses and due to shareholder account.

Net cash used in investing activities was $1,915 for the twelve months ended August 31, 2011. In the 2011 period cash was used by the purchase of property and equipment.

Net cash provided by financing activities for the twelve months ended August 31, 2011 was $48,950 and reflects proceeds we received from our 2011 preferred stock offering described below, offset by payments of offering costs.

Recent Financing Transactions

During the fiscal year ended August 31, 2011, the Company sold 4,430 shares of Series A Convertible Preferred Stock at $15.00 per share, for a total of $66,450. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of our common stock.

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

Going Concern

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

New Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item7a.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Dixie Foods International, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Dixie Foods International, Inc.

We have audited the accompanying balance sheet of Dixie Foods International, Inc. (a development stage Company) (the “Company”) as of August 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year ended August 31, 2011 and the period from May 11, 2010 (Inception) to August 31, 2010, and for the period May 11, 2010 (Inception) to August 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixie Foods International, Inc. (a development stage Company) as of August 31, 2011 and 2010, and the results of its operations and its cash flows for the period from May 11, 2010 (Inception) through August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has been in the development stage since its inception and continues to incur significant losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

October 13, 2011

1905 Wright Boulevard

Schaumburg, IL 60193

Phone: 847.524.0800

Fax: 847.524.1655

Dixie Foods International, Inc.

(A Development Stage Company)

Balance Sheets

	August 31, 2011	August 31, 2010

Assets

Current assets
Cash and cash equivalents	$54,416	$44,261
Total current assets	54,416	44,261

Property and equipment, net	1,851	—

Total assets	$56,267	$44,261

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$448	$2,936
Accrued expenses	5,550	5,200
Due to shareholder	4,944	—
Total current liabilities	10,942	8,136

Stockholders’ equity

Preferred stock, $.001 par value; authorized 15,000,000 shares; issued and outstanding 4,430 shares series A convertible preferred shares at August 31, 2011; liquidation preference $66,450	4	—
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 6,200,000 shares	6,200	6,200
Additional paid-in capital	109,746	60,800
Deficit accumulated during the development stage	(70,625)	(30,875)
Total stockholders’ equity	45,325	36,125
Total liabilities and stockholders’ equity	$56,267	$44,261

See accompanying notes to audited financial statements.

Dixie Foods International, Inc.

(A Development Stage Company)

Statement of Operations

For the Years Ended August 31, 2011 and 2010 and

Period from May 11, 2010 (inception) through August 31, 2011

			May 11, 2010
	Years Ended		(inception)
	August 31,		through
	2011	2010	August 31, 2011

Net sales	$360	$—	$360
Cost of sales	500	—	500
Gross profit	(140)	—	(140)

Costs and expenses:
Selling, general and administrative expenses	39,546	30,875	70,421
Depreciation	64	—	64
	39,610	30,875	70,485
Loss from operations	(39,750)	(30,875)	(70,625)

Income (loss) before income taxes	(39,750)	(30,875)	(70,625)
Income taxes	—	—	—
Net income (loss)	$(39,750)	$(30,875)	$(70,625)

Basic and diluted net loss per share	**	**

Weighted average shares outstanding
Basic and diluted	6,200,000	4,029,027

** Less than $.01.

See accompanying notes to audited financial statements.

Dixie Foods International, Inc.

(A Development Stage Company)

Statement of Cash Flows

For the Years Ended August 31, 2011 and 2010 and

Period from May 11, 2010 (inception) through August 31, 2011

			May 11, 2010
	Years Ended		(inception)
	August 31,		through
	2011	2010	August 31, 2011

Cash flows from operating activities
Net loss	$(39,750)	$(30,875)	$(70,625)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	64	—	64
Issuance of common stock for services	—	19,000	19,000
Change in assets and liabilities
Accounts payable	(2,488)	2,936	448
Accrued expenses	350	5,200	5,550
Due to shareholder	4,944	—	4,944
Net cash (used in) operating activities	(36,880)	(3,739)	(40,619)

Cash flows from investing activities
Purchases of property and equipment	(1,915)	—	(1,915)
Net cash (used in) investing activities	(1,915)	—	(1,915)

Cash flows from financing activities
Common stock issued for cash	—	48,000	48,000
Preferred stock issued for cash	66,450	—	66,450
Payment of offering costs	(17,500)	—	(17,500)
Net cash provided by financing activities	48,950	48,000	96,950

Net increase in cash and cash equivalents	10,155	44,261	54,416
Cash and cash equivalents, beginning of year	44,261	—	—
Cash and cash equivalents, end of year	$54,416	$44,261	$54,416

Supplementary information:
Cash paid for :
Interest	$—	$—	$—
Income taxes	$—	$—	$—

280,000 Shares issued for services to a related party @ .02 per share	$—	$5,600	$5,600
520,000 Shares issued for services @.02 per share	$—	$10,400	$10,400
150,000 Shares issued for services to directors @ .02 per share	$—	$3,000	$3,000

See accompanying notes to audited financial statements.

Dixie Foods International, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity

Period from May 11, 2010 (inception) through August 31, 2011

						Deficit
						Accumulated
					Additional	during the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Stage	Equity

Balance, May 11, 2010 (inception)	—	$—	—	$—	$—	$—	$—
Common stock issued for services	—	—	520,000	520	9,880	—	10,400
Common stock issued for services - related party	—	—	280,000	280	5,320	—	5,600
Common stock issued for cash to an initial investor	—	—	3,000,000	3,000	—	—	3,000
Common stock issued to directors for services	—	—	150,000	150	2,850	—	3,000
Common stock issued for cash	—	—	2,250,000	2,250	42,750	—	45,000
Net loss August 31, 2010	—	—	—	—	—	(30,875)	(30,875)
Balance, August 31, 2010	—	—	6,200,000	6,200	60,800	(30,875)	36,125
Preferred stock issued for cash, net of costs	4,430	4	—	—	48,946	—	48,950
Net loss August 31, 2011	—	—	—	—	—	(39,750)	(39,750)
Balance, August 31, 2011	4,430	$4	6,200,000	$6,200	$109,746	$(70,625)	$45,325

See accompanying notes to audited financial statements.

DIXIE FOODS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2011 AND 2010

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Dixie Foods International, Inc. (The Company) was formed to operate a specialty food business for salad dressing, sauces and condiments. The Company was organized under the laws of the State of Florida. The Company’s year end is August 31. We operate from our office at 115 N.E 6th Blvd., Williston, Florida 32696.

Management has evaluated subsequent events, and the impact on the reported results and disclosures, through October 15, 2011, which is the date these financial statements were approved by management.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

The Company’s independent accountants issued a “going concern” opinion on the Company’s August 31, 2010 financial statements, since the Company has experienced losses from operations from May 11, 2010 (inception) through May 31, 2011. This matter raises substantial doubt about the Company’s ability to continue as a going concern.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

Cash and Cash equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At August 31, 2011 the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DIXIE FOODS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2011 AND 2010

NOTES TO AUDITED FINANCIAL STATEMENTS

Property and equipment

The Company records property, equipment at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. The Company generally provides for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets.

Asset Classification	Estimated Useful Life (years)
Computers and software	5

	August 31, 2011	August 31, 2010
Computer Equipment	$1,915	$—
Less: Accumulated depreciation	(64)	—
Propert and Equipment, net	$1,851	$—

Depreciation for the fiscal year end periods ended August 31, 2011 and 2010 was $64 and $0, respectively.

Preferred Stock

At August 31, 2011, the Company had 4,430 shares outstanding of its Series A Convertible Preferred Stock (“Series A”). Series A has a stated liquidation preference value of $15 per share, and each preferred share is convertible to 100 shares of the Company’s common stock upon written notice of the record holder to the Company at any time.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.  For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of August 31, 2011, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  All of the Company’s tax years are subject to federal and state tax examination.

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred;

•	Price is fixed or determinable; and

•	Collectability is reasonably assured

DIXIE FOODS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2011 AND 2010

NOTES TO AUDITED FINANCIAL STATEMENTS

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the fiscal years ended August 31, 2011 and 2010 and the period from May 11, 2010 (inception) through August 31, 2011 the Company has recognized $360 in revenues.

Cost of Goods Sold

Cost of goods sold includes cost of equipment.

Earnings (loss) Per Common Share

The Company adopted FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the years ended August 31, 2011 and 2010, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

Shares potentially issuable were as follows:

	August 31, 2011	August 31, 2010
Convertible Preferred Stock	443,000	—
	443,000	—

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

DIXIE FOODS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2011 AND 2010

NOTES TO AUDITED FINANCIAL STATEMENTS

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

NOTE 3 - STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, par value $0.001 per share.  As of August 31, 2011 and 2010, there are 6,200,000 shares of common stock issued and outstanding, and 4,430 and 0 shares of preferred stock issued and outstanding, respectively.

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

DIXIE FOODS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2011 AND 2010

NOTES TO AUDITED FINANCIAL STATEMENTS

During the year ended August 31, 2011, the Company issued 4,430 shares of Series A Convertible Preferred Stock at $15.00 per share, for a total of $66,450

During the year ended August 31, 2011, The Company charged the $17,500 in expenses it had incurred in connection with a private offering against the proceeds received. These costs had been carried by the Company previously in deferred offering costs.

NOTE 4 - RELATED PARTY

On August 1, 2010, the Company issued 280,000 shares of common stock at $0.02 to its President for services, for a total of $5,600.

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. The balance payable to the shareholder at August 31, 2011 and August 31, 2010 were $4,944 and $0, respectively.

NOTE 5 - INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from May 11, 2010 (inception) through August 31, 2011 totaling $70,625. The start-up costs are being amortized over sixty months beginning in the year of initial operations.

NOTE 6 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At August 31, 2011, the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

NOTE 7 - NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits.

The following reconciles amounts reported in the financial statements:

	Year Ended	Year Ended
	August 31, 2011	August 31, 2010

Net loss	$(39,750)	$(30,875)

Denominator for basic loss per share -
Basic and diluted weighted average shares	6,200,000	4,029,027

Basic loss per common share	**	**

DIXIE FOODS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2011 AND 2010

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 8 - MANAGEMENT PLAN

For the next 12 months, the Company’s Plan of Operations is as follows:

Our primary focus over the course of the next 12 months will be to concentrate on introducing our initial products into the commercial marketplace including acquiring inventory for sale and establishing channels of distribution for the marketing of our products.

We were recently formed and all activity to date has been related to our formation of our business, formulation of our business plan and initial start-up operations such as formulating and testing recipes, investigating sources of supply for raw materials and services, investigating potential distribution channels for our products and development of our proposed financing. Our ability to proceed with our plan to enter the commercial marketplace with our initial product depends upon our obtaining adequate financial resources through this offering. As of August 31, 2011, we had not incurred any material costs or expenses other than those associated with the formation and financing of our company.

NOTE 9 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the twelve month period ended August 31, 2011 of $39,750, and net loss for the period from May 11, 2010 (inception) through August 31, 2011 of $70,625, At August 31, 2011, the Company has minimal operating revenues.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to August 31, 2011 through October 15, 2011, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures shown, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the chief executive officer and chief financial officer, does not expect that the Company’s disclosure controls and internal controls will prevent all error. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of August 31, 2011 the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Our directors and executive officers are:

Name	Position
Robert E. Jordan	President, Chief Executive Officer, director
Anthony Q. Joffe	Vice President
Robert M. Snibbe, Jr.	Director
Robert P. Bova	Director
Steven Silberman	Director

Robert E. Jordan, 57, has been our President, Chief Executive Officer and a director since May 2010. Mr. Jordan was President of Southern Sauce Company, Inc., a specialty food company, from December 2004 to February 2008. Mr. Jordan retired from practicing law in 1998 and was not employed between February 2008 and May 2010.

Anthony Q. Joffe, 69, has been our Vice President since September 2010. From March 2005 until August 2006 he was President and CEO of Networth Technologies,Inc., a global management consulting, technology services and acquisition company. Mr. Joffe currently has been a director for Creative Solutions International Group, Inc., a business consulting company, since September 2009, a director of Creative Brands International of Delaware, Inc., a business consulting company, since September 2009 and a director of Internet Holding Group, Inc., a boat financing company, since May 2005. He served as president of USA Boating Sales, Inc., a boat sales company, from December 2001 to May 2007. He has been president of Internet Holding Group, Inc., a boat financing company, since May 2006. He served as a business and finance consultant to EM8 Financial, a boat and recreational vehicle finance company, from October 2006 to December 2008. He served as specialty operations manager of Credit Law Group, a credit and loan modification company, from December 2008 to May 2009. He served as a business consultant to Select Debt and Select Health, a debt settlement and health insurance company, from November 2009 to January 2010.

Robert M. Snibbe, Jr., 66, has been a director since August 2010. He has been a Clearwater, Florida based financial consultant and real estate and business broker specializing in corporate development and renewals and commercial and investment real estate since 1978. He is a Florida licensed real estate broker.

Robert P. Bova, 52, has been a director since September 2010. Since 2005 he has been CEO and a director of Vangard Voice Systems, Inc., a mobile voice recognition software provider.

Steven Silberman, 57, has been a director since September 2010. He has been a real estate appraiser since 1999. He was an associate appraiser for Applied Economics Group, Gainesville, Florida in 2005. He established his own appraisal firm in 2005 which was incorporated in September 2006 as North Florida Investor Services, Inc. which does business as SRS Appraisal Services, Inc. He is an associate member of the Appraisal Institute, a Florida State Certified General Appraiser and a realtor member of the Gainesville/Alachua County Board of Realtors.

Our directors are elected yearly and hold office until the next annual meeting of shareholders and the election and qualification of their successors.

Our officers are elected annually by the board of directors and may be replaced or removed by the board at any time. Our directors are elected by our shareholders annually and serve until the election and qualification of their successors or their earlier resignation or removal.

Board of Director Committees

Our board of directors also serves as our audit committee. We do not have any executive, compensation or any other committee of our board of directors.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We will provide a copy to any person without charge upon written request to Robert Jordan, President, Dixie Foods International, Inc.115 NE 6th Blvd, Williston, FL 32696.

Item 11.  Executive Compensation

At present, all of our operations are conducted by our executive officers for shares of our common stock. The board of directors and our officers will seek to agree upon employment arrangements providing a compensation package which will fairly compensate them for their future services and be within our available financial resources. We do not anticipate that any officer will receive a written employment agreement or compensation in excess of $50,000 until our business develops the ability to do so.

SUMMARY COMPENSATION TABLE

The table below sets forth information relating to the compensation paid by us during the fiscal year ended August 31, 2011 and 2010 to our president and chief executive officer. No executive officer received compensation in excess of $5,600 for such year.

Name and Principal Position	Year	Salary		Total
Robert E. Jordan	2010	$5,600	(1)	$5,600
President and CEO	2011	$0		$0

(1) Represents the value of 280,000 shares of common stock issued to Mr. Jordan.

Director Compensation

We issued 50,000 shares of our common stock, valued at $1,000, to each of our non-executive directors in consideration of their serving as directors. We do not have any other arrangements for compensating our directors.

Other Compensation Arrangements

None of our executive officers have any written employment agreements or any arrangements for employee benefits, severance payments or change of control payments. We have not established any long term compensation plans, stock based compensation plans, incentive compensation plans or other compensation or benefit plans. We anticipate that such plans will be established as our business develops.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 1, 2011, the beneficial ownership of our 6,200,000 outstanding shares of Common Stock, by (1) the only persons who own of record or are known to own beneficially, more than 5% of our Common Stock; (2) each director and executive officer; and (3) all directors and officers as a group.

Name and Address *	Number of Shares	Percentage of Outstanding Common Shares
Robert E Jordan	280,000	4.50%
Anthony Q. Joffe	240,000	3.80%
Michael H Jordan	3,000,000	48.30%
Robert M Snibbe, Jr	50,000	0.80%
Robert P Bova	50,000	0.80%
Steven Silberman	50,000	0.80%

Directors/Officers
As a group (5 persons)	670,000	10.80%

* address for all is c/o Dixie Foods International, Inc., 115 NE 6th Blvd., Williston, FL 32696

Promoters

We were founded in May 2010. Robert E. Jordan and Michael H. Jordan who are brothers, were instrumental in our organization and may be considered promoters of our company. They received no consideration for their services in connection with our organization, but Robert E. Jordan received 280,000 shares of common stock for serving as our president and CEO. Michael H. Jordan purchased 3,000,000 shares of our common stock for $3,000 in April 2010 and contributed a barbecue sauce recipe to us.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Director Independence

The following information concerning director independence is based on the director independence standards of The NASDAQ Stock Market Corporate Governance Rules, although our common stock is not listed on The NASDAQ Stock Market.

The Board has determined that directors Robert M. Snibbe, Jr, Robert P. Bova and Steven Silberman are independent directors within The NASDAQ Stock Market’s director independence standards. Director Robert E. Jordan is not independent. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence. The Board has not designated a separate compensation or nominating committee.

Since April 2010, we have been party to the following transactions in which a director, executive officer or holder of five percent or more of our common stock or any member of their immediate family had a direct or indirect material interest.

ISSUANCE OF COMMON STOCK TO OUR OFFICERS, DIRECTORS AND FOUNDER

We have compensated our officers and directors for their services solely by issuance of our common stock which we valued at $.02 per share, as follows:

•	Robert E. Jordan, president, CEO and director, 280,000 shares valued at $5,600.

•	Anthony Q. Joffe, vice president, 240,000 shares valued at $4,800.

•	Robert M. Snibbe, Jr, director, 50,000 shares valued at $1,000.

•	Robert P. Bova, director, 50,000 shares valued at $1,000.

•	Steven Silberman, director, 50,000 shares valued at $1,000.

We sold 3,000,000 shares of our common stock to Michael H. Jordan, a founder, for $3,000. Mr. Jordan also contributed a barbecue sauce recipe to us for which we have not established any value.

The forgoing transactions with our founders, Robert E. Jordan and Michael H. Jordan, were agreed upon between them as in connection with the formation of the company. The issuances to Messrs. Joffe, Snibbe, Bova and Silberman were entered into by negotiation in connection with their recruitment to serve as directors or officers.

In the year ended August 31, 2011 Michael H. Jordan, a founder, paid expenses of $4,944 on our behalf and is entitled to reimbursement at any time without interest.

Our Board of Directors requires that all related party transactions be reviewed and approved by an independent body of the Board of Directors.

Audit Committee

The Board of Directors has not designated a separate audit committee and the entire board, whose members are named above, conducts the functions of such a committee. None of the directors is an audit committee financial expert.

Item 14.  Principal Accountant Fees and Services.

Lake and Associates CPA’s, LLC served as our independent registered public accounting firm for 2011 and 2010.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2011 and 2010.

	August 31, 2011	August 31, 2010
Audit Fees	$8,700	$4,000
Audit Related Fees	500	—
Tax Fees	—	—
All Other Fees	—	—
Total	$9,200	$4,000

Tax Fees. We did not incur any aggregate tax fees and expenses from Lake and Associates CPA’s, LLC for the fiscal years ended August 31, 2011 and 2010, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.  We did not incur any other fees from Lake and Associates CPA’s LLC during fiscal years ended 2011 and 2010, respectively.

Pre-approved Policies

The board of directors, acting as the audit committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence.  All of the services described above for the years ended August 31, 2011 and 2010 were approved by the board of directors pursuant to its policies and procedures.

Board of Directors Report

The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Board concerning independence, and has discussed with its independent auditor its independence from the Company.

The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended August 31, 2011 for filing with the SEC.

PART IV

Item 15.  Exhibits

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIXIE FOODS INTERNATIONAL, INC.

November 3, 2011	By: /s/ Robert E. Jordan
Robert E. Jordan
President (principal executive and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Jordan Robert E. Jordan	President (principal executive officer and principal accounting officer) and director	November 3, 2011

/s/ Robert M. Snibbe, Jr. Robert M. Snibbe, Jr.	Director	November 3, 2011

/s/ Robert P. Bova Robert P. Bova	Director	November 3, 2011

/s/ Steven Silberman Steven Silberman	Director	November 3, 2011