Form 10-Q
period 2011-11-30
Dixie Foods International, Inc
filed 2011-12-29
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-Q

[√]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-54536

Dixie Foods International , Inc.

(Name of registrant as specified in its charter)

Florida	80-0608195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

115 N.E. 6th Blvd, Williston, FL	32696
(Address of principal executive offices)	(Zip Code)

(800) 366-5174

(Registrant’s telephone number, including area code)

not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes   ☒ No

6,200,000 shares of common stock are issued and outstanding as of November 30, 2011.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Dixie Foods International, Inc.

(A Development Stage Company)

Balance Sheets

	November 30, 2011	August 31, 2011

Assets

Current assets
Cash and cash equivalents	$43,937	$54,416
Total current assets	43,937	54,416

Property and equipment, net	1,755	1,851

Total assets	$45,692	$56,267

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,505	$448
Accrued expenses	1,550	5,550
Due to shareholder	4,944	4,944

Total current liabilities	7,999	10,942

Stockholders’ equity
Preferred stock, $.001 par value; authorized 15,000,000 shares; issued and outstanding 4,430 shares series A convertible preferred shares at November 30, 2011; liquidation preference $66,450	4	4
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 6,200,000 shares	6,200	6,200
Additional paid-in capital	109,746	109,746
Deficit accumulated during the development stage	(78,257)	(70,625)
Total stockholders’ equity	37,693	45,325

Total liabilities and stockholders’ equity	$45,692	$56,267

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc.

(A Development Stage Company)

Statement of Operations

For the Three Months Ended November 30, 2011 and 2010 and

Period from May 11, 2010 (inception) through November 30, 2011

			May 11, 2010
	Three Months Ended		(Inception)
	November 30,		Through
	2011	2010	November 30, 2011

Net sales	$—	$—	$360
Cost of sales	—	—	500
Gross profit	—	—	(140)

Costs and expenses:
Selling, general and administrative expenses	7,536	13,864	77,957
Depreciation	96	—	160
	7,632	13,864	78,117
Loss from operations	(7,632)	(13,864)	(78,257)

Income (loss) before income taxes	(7,632)	(13,864)	(78,257)
Income taxes	—	—	—
Net income (loss)	$(7,632)	$(13,864)	$(78,257)

Basic and diluted net loss per share	**	**

Weighted average shares outstanding
Basic and diluted	6,200,000	6,200,000

** Less than $.01.

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc.

(A Development Stage Company)

Statement of Cash Flows

For theThree Months Ended November 30, 2011 and 2010 and

Period from May 11, 2010 (inception) through November 30, 2011

			May 11, 2010
	Three Months Ended		(Inception)
	November 30,		Through
	2011	2010	November 30, 2011

Cash flows from operating activities
Net loss	$(7,632)	$(13,864)	$(78,257)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	96	—	160
Issuance of common stock for services	—	—	19,000
Change in assets and liabilities:
Accounts payable	1,057	(2,436)	1,505
Accrued expenses	(4,000)	(1,450)	1,550
Due to shareholder	—	732	4,944
Net cash (used in) operating activities	(10,479)	(17,018)	(51,098)

Cash flows from investing activities
Purchases of property and equipment	—	—	(1,915)
Net cash (used in) investing activities	—	—	(1,915)

Cash flows from financing activities
Common stock issued for cash	—	—	48,000
Preferred stock issued for cash	—	—	66,450
Payment of offering costs	—	(10,500)	(17,500)
Net cash (used in ) provided by financing activities	—	(10,500)	96,950

Net increase in cash and cash equivalents	(10,479)	(27,518)	43,937
Cash and cash equivalents, beginning of year	54,416	44,261	—
Cash and cash equivalents, end of year	$43,937	$16,743	$43,937

Supplementary information:
Cash paid for :
Interest	$—	$—	$—
Income taxes	$—	$—	$—

280,000 Shares issued for services to a related party @ .02 per share	$—	$—	$5,600
520,000 Shares issued for services @.02 per share	$—	$—	$10,400
150,000 Shares issued for services to directors @ .02 per share	$—	$—	$3,000

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc.

(A Development Stage Company)

November 30, 2011

Notes To Unaudited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Dixie Foods International, Inc. (The Company) was formed to operate a specialty food business for gourmet sauces and other condiments. The Company was organized under the laws of the State of Florida. The Company’s year end is August 31. We operate from our office at 115 N.E 6th Blvd., Williston, Florida 32696.

Management has evaluated subsequent events, and the impact on the reported results and disclosures, through December 27, 2011, which is the date these financial statements were approved by management.

The Company has a limited operating history upon which to base an evaluation of the current business and future prospects and has yet to fully launch its services. The Company will continue to be considered a development stage until it has begun significant operations and is generating significant revenues.

The Company has minimal revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain adequate financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained, or can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in  conjunction with the financial statements and notes thereto included in the Company’s 10K. The financial data for the three month period presented may not necessarily reflect the results to be anticipated for the complete year ended August 31, 2012.

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

The Company’s independent accountants issued a “going concern” opinion on the Company’s August 31, 2011 financial statements, since the Company has experienced losses from operations from May 11, 2010 (inception) through November 30, 2011. This matter raises substantial doubt about the Company’s ability to continue as a going concern

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

Dixie Foods International, Inc.

(A Development Stage Company)

November 30, 2011

Notes To Unaudited Financial Statements

Cash and Cash equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At November 30, 2011 the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

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

Asset Classification	Estimated Useful Life (years)
Computers and software	5

	November 30, 2011	August 31, 2011
Computer Equipment	$1,915	$1,915
Less: Accumulated depreciation	(160)	(64)
Propert and Equipment, net	$1,755	$1,851

Depreciation for the three month periods ended November 30, 2011 and 2010 was $96 and $0, respectively.

Preferred Stock

At November 30, 2011 and August 31, 2011, the Company had 4,430 shares outstanding of its Series A Convertible Preferred Stock (“Series A”). Series A has a stated liquidation preference value of $15 per share, and each preferred share is convertible to 100 shares of the Company’s common stock upon written notice of the record holder to the Company at any time.

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

The Company recognizes the financial  statement benefit of an uncertain tax position only after  considering  the  probability  that a tax  authority  would sustain  the  position  in  an   examination.   For  tax  positions   meeting  a “more-likely-than-not”   threshold,  the  amount  recognized  in  the  financial statements is the benefit  expected to be realized upon  settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of November 30, 2011, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  All of the Company’s tax years are subject to federal and state tax examination.

Dixie Foods International, Inc.

(A Development Stage Company)

November 30, 2011

Notes To Unaudited Financial Statements

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;
•	Shipment has occurred;
•	Price is fixed or determinable; and
•	Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three month periods ended November 30, 2011 and 2010 the Company has recognized $0 revenues and for the period from May 11, 2010 (inception) through November 30, 2011 the Company has recognized $360 in revenues.

Cost of Goods Sold

Cost of goods sold includes cost of equipment.

Earnings (loss) Per Common Share

The Company adopted FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the periods ended November 30, 2011 and August 31, 2011, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

Shares potentially issuable were as follows:

	November 30, 2011	August 31, 2011
Convertible Preferred Stock	443,000	443,000
	443,000	443,000

Fair value of Financial Instruments

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

Dixie Foods International, Inc.

(A Development Stage Company)

November 30, 2011

Notes To Unaudited Financial Statements

NOTE 3 – STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, par value $0.001 per share.  As of November 30, 2011 and August 31, 2011, there are 6,200,000 shares of common stock issued and outstanding, and 4,430 shares of preferred stock issued and outstanding, respectively.

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

NOTE 4 – RELATED PARTY

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. The balance payable to the shareholder at November 30, 2011 and August 31, 2011 was $4,944.

NOTE 5 – INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from May 11, 2010 (inception) through November 30, 2011 totaling $78,257. The start-up costs are being amortized over sixty months beginning in the year of initial operations.

NOTE 6 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At November 30, 2011, the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

NOTE 7 – NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits.

Dixie Foods International, Inc.

(A Development Stage Company)

November 30, 2011

Notes To Unaudited Financial Statements

The following reconciles amounts reported in the financial statements:

	Three Months Ended
	November 30, 2011	November 30, 2010

Net loss	$(7,632)	$(13,864)

Denominator for basic loss per share -
Basic and diluted weighted average shares	6,200,000	6,200,000

Basic loss per common share	**	**

NOTE 8 – MANAGEMENT PLAN

For the next 12 months, the Company’s Plan of Operations is as follows:

Our primary focus over the course of the next 12 months will be to concentrate on introducing our initial products into the commercial marketplace including acquiring inventory for sale and establishing channels of distribution for the marketing of our products.

We were recently formed and all activity to date has been related to our formation of our business, formulation of our business plan and initial start-up operations such as formulating and testing recipes, investigating sources of supply for raw materials and services, investigating potential distribution channels for our products and development of our proposed financing. Our ability to proceed with our plan to enter the commercial marketplace with our initial product depends upon our obtaining adequate financial resources. As of November 30, 2011, we had not incurred any material costs or expenses other than those associated with the formation and financing of our company.

NOTE 9 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the three month period ended November 30, 2011 of $7,632, and net loss for the period from May 11, 2010 (inception) through November 30, 2011 of $78,257, For the three month period ended  November 30, 2011, the Company has no operating revenues.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to November 30, 2011 through December 27, 2011, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures shown, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

OVERVIEW

Business

We were formed in May 2010 as a Florida corporation to develop and market gourmet sauces and other condiments. All activity to date has been related to the formation of our business, formulation of our business plan and initial start-up operations such as formulating and testing recipes, investigating sources of supply for raw materials and services, investigating potential distribution channels for our products and financing activities. There can be no assurance that we will be able to successfully introduce our initial products or any other products into the commercial marketplace.

We were formed to develop and market barbecue sauce and other condiments. Since we are in the developmental stage and have not yet introduced any products into the marketplace, we cannot assure you that we will have profitable operations. Our initial product is a yellow mustard-based barbecue sauce. The recipe for this product was contributed to us by our founder, Michael H. Jordan.

Results of Operations

In the three months ended November30, 2011 we had $0 in sales of products and $0 in Cost of Sales. Selling, general and administrative expenses were $7,536 and depreciation was $96. As a result we lost $7,632 in the three months ended November 30, 2011

In the three months ended November 30, 2010 we had $0 in sales of products and $0 in Cost of Sales. Selling, general and administrative expenses were $13,864 and depreciation was $0. As a result we lost $13,864 in the three months ended November 30, 2010

Liquidity and Capital Resources

During the three months ended November 30, 2011, working capital decreased $7,536 to a surplus of $35,938 from a surplus of $43,474.  The primary reason for the decrease was the decrease in cash of $10,479 and an increase in accounts payable of $1,057, offset by a decrease of $4,000 in accrued expenses. During this same period, stockholders’ equity decreased $7,632 to $37,693 from $45,325.  The decrease in stockholders’ equity is due to the net loss for the period of ($7,632).

Cash flows

Net cash used in operating activities was $10,479 for the three months ended November 30, 2011. In the 2011 period cash was used by our loss from operations and decreases in accrued expenses offset by cash provided by our increase in accounts payable.

Net cash used in operating activities was $17,018 for the three months ended November 30, 2010. In the 2010 period cash was used by our loss from operations and decreases in accrued expenses and accounts payable offset by cash provided by our increase in due to shareholder account.

Net cash used in financing activities for the three months ended November 30, 2010 was $10,500 and reflects payments of offering costs.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Principal Executive Officer who also serves as our principal accounting officer, has concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved )

Item 5. Other Information

None

Item 6. Exhibits

31.1   Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1   Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dixie Foods International, Inc.

December 29, 2011	By: /s/ Robert E. Jordan
Robert E. Jordan, President (Principal Executive Officer and Principal Accounting Officer)