Form 10-Q
period 2012-02-29
Dixie Foods International, Inc
filed 2012-04-20
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-Q

[√]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-54536

Dixie Foods International, Inc.

(Name of registrant as specified in its charter)

Florida	80-0608195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

115 N.E. 6th Blvd., Williston, FL	32696
(Address of principal executive offices)	(Zip Code)

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

☐ Yes   ☒ No

6,589,000 shares of common stock are issued and outstanding as of April 18, 2012.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Dixie Foods International, Inc.

(A Development Stage Company)

Balance Sheets

	February 29, 2012	August 31, 2011

Assets

Current assets
Cash and cash equivalents	$35,229	$54,416
Total current assets	35,229	54,416

Property and equipment, net	3,057	1,851

Total assets	$38,286	$56,267

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,719	$448
Accrued expenses	1,450	5,550
Due to shareholder	1,944	4,944

Total current liabilities	6,113	10,942

Stockholders’ equity
Preferred stock, $.001 par value; authorized 15,000,000 shares; issued and outstanding 1,500 shares series A convertible preferred shares at February 29, 2012; liquidation preference $22,500, 4,430 shares at August 31, 2011; liquidation preference $66,450	2	4
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 6,521,000 shares at February 29, 2012, 6,200,000 shares at August 31, 2011	6,521	6,200
Additional paid-in capital	113,627	109,746
Deficit accumulated during the development stage	(87,977)	(70,625)
Total stockholders’ equity	32,173	45,325

Total liabilities and stockholders’ equity	$38,286	$56,267

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc.

(A Development Stage Company)

Statement of Operations

For the Three and Six Months Ended February 29, 2012 and 2011 and

Period from May 11, 2010 (inception) through February 29, 2012

	Three Month Period Ended		Six Month Period Ended		May 11, 2010
	February 29,		February 29,		(Inception) Through
	2012	2011	2012	2011	February 29, 2012

Net sales	$—	$360	$—	$360	$360
Cost of sales	—	500	—	500	500
Gross profit	—	(140)	—	(140)	(140)

Costs and expenses:
Selling, general and administrative expenses	9,576	7,479	17,111	21,344	87,533
Depreciation	144	—	240	—	304
	9,720	7,479	17,351	21,344	87,837
Loss from operations	(9,720)	(7,619)	(17,351)	(21,484)	(87,977)

Income (loss) before income taxes	(9,720)	(7,619)	(17,351)	(21,484)	(87,977)
Income taxes	—	—	—	—	—
Net income (loss)	$(9,720)	$(7,619)	$(17,351)	$(21,484)	$(87,977)

Basic and diluted net loss per share	**	**	**	**

Weighted average shares outstanding
Basic and diluted	6,517,396	6,200,000	6,510,198	6,200,000

** Less than $.01.

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc.

(A Development Stage Company)

Statement of Cash Flows

For the Six Months Ended February 29, 2012 and 2011 and

Period from May 11, 2010 (inception) through February 29, 2012

			May 11, 2010
	Six Month Period Ended		(Inception)
	February 29,		Through
	2012	2011	February 29, 2012

Cash flows from operating activities
Net loss	$(17,351)	$(21,484)	$(87,977)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	240	—	304
Issuance of common stock for services	—	—	19,000
Change in assets and liabilities:
Accounts payable	2,270	(2,186)	2,719
Accrued expenses	(4,100)	(2,850)	1,450
Due to shareholder	(3,000)	1,106	1,944
Net cash (used in) operating activities	(21,941)	(25,414)	(62,560)

Cash flows from investing activities
Purchases of property and equipment	(1,446)	—	(3,361)
Net cash (used in) investing activities	(1,446)	—	(3,361)

Cash flows from financing activities
Common stock issued for cash	—	—	48,000
Preferred stock issued for cash	4,200	—	70,650
Payment of offering costs	—	(10,500)	(17,500)
Net cash (used in ) provided by financing activities	4,200	(10,500)	101,150

Net increase in cash and cash equivalents	(19,187)	(35,914)	35,229
Cash and cash equivalents, beginning of year	54,416	44,261	—
Cash and cash equivalents, end of year	$35,229	$8,347	$35,229

Supplementary information:
Cash paid for :
Interest	$—	$—	$—
Income taxes	$—	$—	$—

280,000 Shares issued for services to a related party @ .02 per share	$—	$—	$5,600
520,000 Shares issued for services @.02 per share	$—	$—	$10,400
150,000 Shares issued for services to directors @ .02 per share	$—	$—	$3,000

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc.

(A Development Stage Company)

February 29, 2012

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

On January 6, 2012, the Company formed Dixie Sauce Co, Inc. (Dixie Sauce) a corporation as a wholly owned subsidiary of the Company.

Management has evaluated subsequent events, and the impact on the reported results and disclosures, through April 18, 2012, which is the date these financial statements were approved by management.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in  conjunction with the financial statements and notes thereto included in the Company’s 10K. The financial data for the three and six month periods presented may not necessarily reflect the results to be anticipated for the complete year ended August 31, 2012.

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

The Company’s independent accountants issued a “going concern” opinion on the Company’s August 31, 2011 financial statements, since the Company has experienced losses from operations from May 11, 2010 (inception) through February 29, 2012. This matter raises substantial doubt about the Company’s ability to continue as a going concern

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

Dixie Foods International, Inc.

(A Development Stage Company)

February 29, 2012

Notes To Unaudited Financial Statements

Cash and Cash equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At February 29, 2012 the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

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

Asset Classification	Estimated Useful Life (years)
Computers and software	5

	February 29, 2012	August 31, 2011
Computer Equipment	$3,361	$1,915
Less: Accumulated depreciation	(304)	(64)
Propert and Equipment, net	$3,057	$1,851

Depreciation for the six month periods ended February 29, 2012 and 2011 was $240 and $0, respectively.

Preferred Stock

At February 29, 2012 and August 31, 2011, the Company had 1,500 and 4,430 shares outstanding, respectively of its Series A Convertible Preferred Stock (“Series A”). Series A has a stated liquidation preference value of $15 per share, and each preferred share is convertible to 100 shares of the Company’s common stock upon written notice of the record holder to the Company at any time.

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

The Company recognizes the financial  statement benefit of an uncertain tax position only after  considering  the  probability  that a tax  authority  would sustain the position in an examination.  For tax positions   meeting  a “more-likely-than-not”   threshold,  the  amount  recognized  in  the  financial statements is the benefit  expected to be realized upon  settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of February 29, 2012, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  All of the Company’s tax years are subject to federal and state tax examination.

Dixie Foods International, Inc.

(A Development Stage Company)

February 29, 2012

Notes To Unaudited Financial Statements

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;
•	Shipment has occurred;
•	Price is fixed or determinable; and
•	Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three and six month periods ended February 29, 2012 and February 28,2011 the Company has recognized $0 and $360, respectively of revenues and for the period from May 11, 2010 (inception) through February 29, 2012 the Company has recognized $360 in revenues.

Cost of Goods Sold

Cost of goods sold includes cost of equipment.

Earnings (loss) Per Common Share

The Company adopted FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the periods ended February 29, 2012 and August 31, 2011, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

Shares potentially issuable were as follows:

	February 29, 2012	August 31, 2011
Convertible Preferred Stock	150,000	443,000
	150,000	443,000

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

Dixie Foods International, Inc.

(A Development Stage Company)

February 29, 2012

Notes To Unaudited Financial Statements

NOTE 3 – STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, par value $0.001 per share. As of February 29, 2012 and August 31, 2011, there are 6,521,000, and 6,200,000 shares of common stock issued and outstanding, and 1,500 and 4,430 shares of preferred stock issued and outstanding, respectively.

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

NOTE 4 – RELATED PARTY

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. The balance payable to the shareholder at February 29, 2012 and August 31, 2011 was $1,944 and $4,944, respectively.

NOTE 5 – INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from May 11, 2010 (inception) through February 29, 2012 totaling $87,977. The start-up costs are being amortized over sixty months beginning in the year of initial operations.

NOTE 6 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At February 29, 2012, the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

NOTE 7 – NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits.

Dixie Foods International, Inc.

(A Development Stage Company)

February 29, 2012

Notes To Unaudited Financial Statements

The following reconciles amounts reported in the financial statements:

	Six Month Period Ended	Six Month Period Ended
	February 29, 2012	February 29, 2011

Net loss	$(17,351)	$(21,484)

Denominator for basic loss per share -
Basic and diluted weighted average shares	6,510,198	6,200,000

Basic loss per common share	**	**

NOTE 8 – MANAGEMENT PLAN

For the next 12 months, the Company’s Plan of Operations is as follows:

Our primary focus over the course of the next 12 months will be to concentrate on introducing our initial products into the commercial marketplace including acquiring inventory for sale and establishing channels of distribution for the marketing of our products.

We were recently formed and all activity to date has been related to our formation of our business, formulation of our business plan and initial start-up operations such as formulating and testing recipes, investigating sources of supply for raw materials and services, investigating potential distribution channels for our products and development of our proposed financing. Our ability to proceed with our plan to enter the commercial marketplace with our initial product depends upon our obtaining adequate financial resources. As of February 29, 2012, we had not incurred any material costs or expenses other than those associated with the formation and financing of our company.

NOTE 9 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the six month period ended February 29, 2012 of $17,351, and net loss for the period from May 11, 2010 (inception) through February 29, 2012 of $87,977. For the six month period ended February 29, 2012, the Company has no operating revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to February 29, 2012 through April 18, 2012, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures shown, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Results of Operations

In the three months ended February 29, 2012 we had $0 in sales of products and $0 in Cost of Sales. Selling, general and administrative expenses were $9,576 and depreciation was $144. As a result we lost $9,720 in the three months ended February 29, 2012.

In the three months ended February 28, 2011 we had $360 in sales of products and $500 in Cost of Sales. Selling, general and administrative expenses were $7,479 and depreciation was $0. As a result we lost $7,619 in the three months ended February 28, 2011.

In the six months ended February 29, 2012 we had $0 in sales of products and $0 in Cost of Sales. Selling, general and administrative expenses were $17,111 and depreciation was $240. As a result we lost $17,351 in the six months ended February 29, 2012.

In the six months ended February 28, 2011 we had $360 in sales of products and $500 in Cost of Sales. Selling, general and administrative expenses were $21,344 and depreciation was $0. As a result we lost $21,484 in the six months ended February 28, 2011.

Liquidity and Capital Resources

During the six months ended February 29, 2012, working capital decreased $14,358 to a surplus of $29,116 from a surplus of $43,474. The primary reason for the decrease was the decrease in cash of $19,187 and an increase in accounts payable of $2,271, offset by a decrease of $4,100 in accrued expenses and due to shareholder of $3,000. During this same period, stockholders’ equity decreased $13,152 to $32,173 from $45,325. The decrease in stockholders’ equity is due to the net loss for the period of ($17,351) offset by the net proceeds from the sale of the preferred stock $4,200.

Cash flows

Net cash used in operating activities was $21,941 for the six months ended February 29, 2012. In the 2012 period cash was used by our loss from operations and decreases in accrued expenses and due to shareholder offset by cash provided by our increase in accounts payable.

Net cash used in operating activities was $25,414 for the six months ended February 28, 2011. In the 2011 period cash was used by our loss from operations and decreases in accrued expenses and accounts payable offset by cash provided by our increase in due to shareholder account.

Net cash used in investing activities was $1,446 for the six months ended February 29, 2012 and reflects purchases of property and equipment.

Net cash provided by financing activities for the six months ended February 29, 2012 was $4,200 and reflects preferred stock issued for cash.

Net cash used in financing activities for the six months ended February 28, 2011 was $10,500 and reflects payments of offering costs.

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

Item 4. Controls and Procedures.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our Form 10-K filed November 3, 2011. You should consider carefully all of the material risks described in such registration statement before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

There were no fees, commissions or expenses paid to underwriters or finders’ in connection with the offering. The offering was commenced on May 11, 2011 and is continuing as of the date hereof. As of February 29, 2012 the Company sold 4,710 of the 20,000 shares of Series A Convertible Preferred Stock registered in the offering and received the offering price of $70,650. We paid other expenses in connection with the offering of $17,500 and the net proceeds to us were $53,150. As of February 29, 2012 the net proceeds were used as follows:

Working capital     $ 53,150

$3,000 of the net proceeds was paid directly or indirectly, to our officers, directors or their associates or to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

Unregistered sale of equity securities.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1   Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1   Certification pursuant to 18 U.S.C. Section 1350

101*  XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dixie Foods International, Inc.

April 20, 2012	By: /s/ Robert E. Jordan
Robert E. Jordan, President (Principal Executive Officer and Principal Accounting Officer)