Form 10-Q
period 2012-05-31
Dixie Foods International, Inc
filed 2012-07-13
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-Q

[√]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,671,000 shares of common stock are issued and outstanding as of May 31, 2012.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Dixie Foods International, Inc.

(A Development Stage Company)

Balance Sheets

	May 31, 2012	August 31, 2011

Assets

Current assets
Cash and cash equivalents	$11,526	$54,416
Inventories	8,536	—
Prepaid expenses	3,778	—
Total current assets	23,840	54,416

Property and equipment, net	2,889	1,851

Total assets	$26,729	$56,267

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,342	$448
Accrued expenses	2,200	5,550
Due to shareholder	1,944	4,944

Total current liabilities	5,486	10,942

Stockholders’ equity
Preferred stock, $.001 par value; authorized 15,000,000 shares; issued and outstanding 0 shares at May 31, 2012; and 4,430 shares at August 31, 2011; liquidation preference $66,450.	—	4
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 6,671,000 shares at May 31, 2012, 6,200,000 shares at August 31, 2011.	6,671	6,200
Additional paid-in capital	113,479	109,746
Deficit accumulated during the development stage	(98,907)	(70,625)
Total stockholders’ equity	21,243	45,325

Total liabilities and stockholders’ equity	$26,729	$56,267

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc.

(A Development Stage Company)

Statement of Operations

For the Three and Nine Months Ended May 31, 2012 and 2011 and

Period from May 11, 2010 (inception) through May 31, 2012

	Three Month Period Ended		Nine Month Period Ended		May 11, 2010
	May 31,		May 31,		(Inception) Through
	2012	2011	2012	2011	May 31, 2012

Net sales	$—	$—	$—	$360	$360
Cost of sales	—	—	—	500	500
Gross profit	—	—	—	(140)	(140)

Costs and expenses:
Selling, general and administrative expenses	10,763	6,081	27,874	27,425	98,296
Depreciation	168	—	408	—	472
	10,931	6,081	28,282	27,425	98,768
Loss from operations	(10,931)	(6,081)	(28,282)	(27,565)	(98,908)

Income (loss) before income taxes	(10,931)	(6,081)	(28,282)	(27,565)	(98,908)
Income taxes	—	—	—	—	—
Net income (loss)	$(10,931)	$(6,081)	$(28,282)	$(27,565)	$(98,908)

Basic and diluted net loss per share	**	**	**	**

Weighted average shares outstanding
Basic and diluted	6,601,956	6,200,000	6,435,051	6,200,000

** Less than $.01.

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc.

(A Development Stage Company)

Statement of Cash Flows

For the Nine Months Ended May 31, 2012 and 2011 and

Period from May 11, 2010 (inception) through May 31, 2012

			May 11, 2010
	Nine Month Period Ended		(Inception)
	May 31,		Through
	2012	2011	May 31, 2012

Cash flows from operating activities
Net loss	$(28,282)	$(27,565)	$(98,908)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	408	—	472
Issuance of common stock for services	—	—	19,000
Change in assets and liabilities:
Inventories	(8,536)	—	(8,536)
Prepaid expenses	(3,778)	—	(3,778)
Accounts payable	894	(1,929)	1,342
Accrued expenses	(3,350)	(3,100)	2,200
Due to shareholder	(3,000)	1,106	1,944
Net cash (used in) operating activities	(45,644)	(31,488)	(86,264)

Cash flows from investing activities
Purchases of property and equipment	(1,446)	—	(3,360)
Net cash (used in) investing activities	(1,446)	—	(3,360)

Cash flows from financing activities
Common stock issued for cash	—	—	48,000
Preferred stock issued for cash	4,200	12,300	70,650
Payment of offering costs	—	(10,500)	(17,500)
Net cash (used in ) provided by financing activities	4,200	1,800	101,150

Net increase in cash and cash equivalents	(42,890)	(29,688)	11,526
Cash and cash equivalents, beginning of year	54,416	44,261	—
Cash and cash equivalents, end of year	$11,526	$14,573	$11,526

Supplementary information:
Cash paid for :
Interest	$—	$—	$—
Income taxes	$—	$—	$—

280,000 Shares issued for services to a related party @ .02 per share	$—	$—	$5,600
520,000 Shares issued for services @.02 per share	$—	$—	$10,400
150,000 Shares issued for services to directors @ .02 per share	$—	$—	$3,000

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc.

(A Development Stage Company)

May 31, 2012

Notes To Unaudited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Dixie Foods International, Inc. (The Company) was formed to operate a specialty food business for salad dressing, sauces and condiments. The Company was organized under the laws of the State of Florida. The Company’s yearend is August 31. We operate from our office at 115 N.E 6th Blvd., Williston, Florida 32696.

On January 6, 2012, the Company formed Dixie Sauce Co, Inc. (Dixie Sauce) a corporation as a wholly owned subsidiary of the Company and transferred all assets and liabilities related to its specialty foods business to this subsidiary.

Management has evaluated subsequent events, and the impact on the reported results and disclosures, through July 11, 2012, which is the date these financial statements were approved by management.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in  conjunction with the financial statements and notes thereto included in the Company’s 10-K. The financial data for the three and nine month periods presented may not necessarily reflect the results to be anticipated for the complete year ended August 31, 2012.

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

The Company’s independent accountants issued a “going concern” opinion on the Company’s August 31, 2011 financial statements, since the Company has experienced losses from operations from May 11, 2010 (inception) through May 31, 2012. This matter raises substantial doubt about the Company’s ability to continue as a going concern

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

Dixie Foods International, Inc.

(A Development Stage Company)

May 31, 2012

Notes To Unaudited Financial Statements

Cash and Cash equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At May 31, 2012 the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods.

	May 31, 2012	August 31, 2011
Inventories	8,536	—
	8,536	—

Property and equipment

The Company records property, equipment at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. The Company generally provides for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets.

Asset Classification	Estimated Useful Life (years)
Computers and software	5

	May 31, 2012	August 31, 2011
Computer Equipment	$3,361	$1,915
Less: Accumulated depreciation	(472)	(64)
Property and Equipment, net	$2,889	$1,851

Depreciation for the nine month periods ended May 31, 2012 and 2011 was $408 and $0, respectively.

Preferred Stock

At May 31, 2012 and August 31, 2011, the Company had 0 and 4,430 shares outstanding, respectively of its Series A Convertible Preferred Stock (“Series A”). Series A has a stated liquidation preference value of $15 per share, and each preferred share is convertible to 100 shares of the Company’s common stock upon written notice of the record holder to the Company at any time.

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

Dixie Foods International, Inc.

(A Development Stage Company)

May 31, 2012

Notes To Unaudited Financial Statements

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.  For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of May 31, 2012, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  All of the Company’s tax years are subject to federal and state tax examination.

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;
•	Shipment has occurred;
•	Price is fixed or determinable; and
•	Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three and nine month periods ended May 31, 2012 and 2011 the Company has recognized $0 and $360, respectively of revenues and for the period from May 11, 2010 (inception) through May 31, 2012 the Company has recognized $360 in revenues.

Cost of Goods Sold

Cost of goods sold includes cost of equipment.

Earnings (loss) Per Common Share

The Company adopted FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the periods ended May 31, 2012 and August 31, 2011, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

Shares potentially issuable were as follows:

	May 31, 2012	August 31, 2011
Convertible Preferred Stock	—	443,000
	—	443,000

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

Dixie Foods International, Inc.

(A Development Stage Company)

May 31, 2012

Notes To Unaudited Financial Statements

Recent Authoritative Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3 – STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, par value $0.001 per share. As of May 31, 2012 and August 31, 2011, there are 6,671,000, and 6,200,000 shares of common stock issued and outstanding, and zero and 4,430 shares of preferred stock issued and outstanding, respectively.

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

NOTE 4 – RELATED PARTY

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. The balance payable to the shareholder at May 31, 2012 and August 31, 2011 was $1,944 and $4,944, respectively.

NOTE 5 – INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from May 11, 2010 (inception) through May 31, 2012 totaling $98,908. The start-up costs are being amortized over sixty months beginning in the year of initial operations.

NOTE 6 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At May 31, 2012, the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

Dixie Foods International, Inc.

(A Development Stage Company)

May 31, 2012

Notes To Unaudited Financial Statements

NOTE 7 – NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits.

The following reconciles amounts reported in the financial statements:

	Nine Month Period Ended	Nine Month Period Ended
	May 31, 2012	May 31, 2011

Net loss	$(28,282)	$(27,565)

Denominator for basic loss per share -
Basic and diluted weighted average shares	6,435,051	6,200,000

Basic loss per common share	**	**

** Less than $.01.

NOTE 8 – MANAGEMENT PLAN

For the next 12 months, the Company’s Plan of Operations is as follows:

Our primary focus over the course of the next 12 months will be to concentrate on introducing our initial products into the commercial marketplace including acquiring inventory for sale and establishing channels of distribution for the marketing of our products.

We were recently formed and all activity to date has been related to our formation of our business, formulation of our business plan and initial start-up operations such as formulating and testing recipes, investigating sources of supply for raw materials and services, investigating potential distribution channels for our products and development of our proposed financing. Our ability to proceed with our plan to enter the commercial marketplace with our initial product depends upon our obtaining adequate financial resources. As of May 31, 2012, we had not incurred any material costs or expenses other than those associated with the formation and financing of our company.

NOTE 9 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the nine month period ended May31, 2012 of $28,282, and net loss for the period from May 11, 2010 (inception) through May 31, 2012 of $98,908. For the nine month period ended May 31, 2012, the Company has no operating revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to May 31, 2012 through July 11, 2012, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures shown, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

OVERVIEW

Business

The Company was formed in May 2010 as a Florida corporation to develop and market barbecue sauce and other condiments. All activity to date has been related to the formation of our business, formulation of our business plan and initial start-up operations such as formulating and testing recipes, investigating sources of supply for raw materials and services, investigating potential distribution channels for our products and financing activities. There can be no assurance that we will be able to successfully introduce our initial products or any other products into the commercial marketplace.

We were formed to develop and market barbecue sauce and other condiments. Since we are in the developmental stage and have not yet introduced any products into the marketplace, we cannot assure you that we will have profitable operations. Our initial product is a yellow mustard-based barbecue sauce. The recipe for this product was contributed to us by our founder, Michael H. Jordan.

Results of Operations

In the three months ended May 31, 2012 the Company had $0 in sales of products and $0 in Cost of Sales. Selling, general and administrative expenses were $10,763 and depreciation was $168. As a result the Company lost $10,931 in the three months ended May 31, 2012.

In the three months ended May 31, 2011 the Company had $0 in sales of products and $0 in Cost of Sales. Selling, general and administrative expenses were $6,081 and depreciation was $0. As a result the Company lost $6,081 in the three months ended May 31, 2011.

In the nine months ended May 31, 2012 the Company had $0 in sales of products and $0 in Cost of Sales. Selling, general and administrative expenses were $27,874 and depreciation was $408. As a result the Company lost $28,282 in the nine months ended May 31, 2012.

In the nine months ended May 31, 2011 the Company had $360 in sales of products and $500 in Cost of Sales. Selling, general and administrative expenses were $27,425 and depreciation was $0. As a result the Company lost $27,565 in the nine months ended May 31, 2011.

Liquidity and Capital Resources

During the nine months ended May 31, 2012, working capital decreased $25,120 to a surplus of $18,354 from a surplus of $43,474. The primary reason for the decrease was the decrease in cash of $42,890 and an increase in accounts payable of $894, offset by a decrease of $3,350 in accrued expenses and due to shareholder of $3,000 and an increase in inventories of $8,536 and prepaid expenses of $3,778. During this same period, stockholders’ equity decreased $24,082 to $21,243 from $45,325. The decrease in stockholders’ equity is due to the net loss for the period of ($28,282) offset by the net proceeds from the sale of the preferred stock $4,200.

Cash flows

Net cash used in operating activities was $45,644 for the nine months ended May 31, 2012. In the 2012 period cash was used by our loss from operations and increases in inventories and prepaid expenses and decreases in accrued expenses and due to shareholder offset by cash provided by our increase in accounts payable.

Net cash used in operating activities was $31,488 for the nine months ended May 31, 2011. In the 2011 period cash was used by our loss from operations and decreases in accrued expenses and accounts payable offset by cash provided by our increase in due to shareholder account.

Net cash used in investing activities was $1,446 for the nine months ended May 31, 2012 and reflects purchases of property and equipment.

Net cash provided by financing activities for the nine months ended May 31, 2012 was $4,200 and reflects preferred stock issued for cash.

Net cash used in financing activities for the nine months ended May31, 2011 was $1,800, and reflects preferred stock issued for cash less payments of offering costs.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered sale of equity securities.

There were no fees, commissions or expenses paid to underwriters or finders’ in connection with the offering. The offering was commenced on May 11, 2011 and concluded during the three month period ended May 31, 2012. As of May 31, 2012 the Company sold 4,710 of the 20,000 shares of Series A Convertible Preferred Stock registered in the offering and received the offering price of $70,650. We paid other expenses in connection with the offering of $17,500 and the net proceeds to us were $53,150. As of May 31, 2012 the net proceeds were used as follows:

Working capital     $ 53,150

$3,000 of the net proceeds was paid directly or indirectly, to our officers, directors or their associates or to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

In June 2012 we finalized the labeling, packaging and recipes for our initial two barbeque sauce products and received the initial supply of the products for commercial sale.

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

Dixie Foods International, Inc.

July 12, 2012	By: /s/ Robert E. Jordan
Robert E. Jordan, President (Principal Executive Officer and Principal Accounting Officer)