Form 10-K
period 2012-08-31
Dixie Foods International, Inc
filed 2012-11-29
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

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

☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes   ☒ No

As of  October 1, 2012 issuer had  6,671,000 shares of common stock issued and outstanding.

As of February 29, 2012 the aggregate market value of our common stock held by non-affiliates of registrant was $450,150 based on the pro-forma price of our initial public offering.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any current or historical fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1. Business

Business

We were organized in May 2010 as a Florida corporation to operate a specialty food business for salad dressing, sauces and condiments. In August 2012 we commenced commercial production and sale of our first two products which are two versions of barbeque sauce under the DIXIE GOLD trademark. The products have achieved distribution in retail outlets in Central and South Florida.

Our offices are located at 115 NE 6th Blvd, Williston, FL 32696 and our phone number is (800) 366-5174.

Distribution

Our target market for initial product distribution will be specialty gourmet grocery stores. These specialty retailers compete by selling products which are not generally available at large supermarket chains and they are highly selective in their merchandising. We believe that consumers choose to shop at specialty gourmet food stores for a different shopping experience and that they are open to try a new product not available at the chain supermarkets or supported by large advertising budgets. We believe that gourmet food stores are more willing to try a new product and will place initial orders in small amounts.

In order to establish initial distribution we have directly approached gourmet food stores to purchase our products through our management. Michael H. Jordan, our largest stockholder, is also seeking sales of our products and is paid a commission on his sales. We will also seek to establish our brand through public relations, an internet site and an internet blog.

Subject to a successful introduction of our initial products, we will seek to engage food brokers to represent us in contacting distributors and larger retailers. At that point we anticipate formulating a sales and marketing presentation to aid the brokers in representing our products to retail and distributor buyers. The key competitive factors in influencing a purchasing decision on this level include the product quality, packaging, sales history, profitability, and consumer demand. If a buyer decides to accept our product, other issues such as the cost of acquiring shelf space (slotting fees) and our specific commitments to marketing programs will be negotiated. Slotting fees can take the form of cash payments and/or free product allowances.

We cannot assure you that we will be successful in establishing sufficient distribution for our products to enable us to achieve positive cash flow and earnings.

Manufacturing

We have arranged for a contract packer to manufacture and package our products according to our specifications, which include our products’ recipes, ingredients, labels and packaging. We are responsible for having all the ingredients and labels for the products shipped to the contract packer. We have not entered into an exclusive or long term agreement with our packer.

Raw Materials and Suppliers

We believe that there are a number of sources available for product ingredients, packaging, and labels for our products. We have not and do not anticipate that it will be necessary to execute any exclusive or long term agreements for such raw material and supplies.

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

The recyclable plastic bottles in which our products are packaged are not currently required to be in returnable containers in compliance with recycling laws which are applicable to beverage containers. If such recycling laws are extended to our products we may be required to make material expenditures which may have a material adverse effect on our business.

Competition

The specialty foods business is highly competitive. In the barbecue sauce market we compete with products sold by established multi-line food companies such as Kraft as well as a large number of smaller suppliers with products appealing to regional and national tastes. Many of these competitors have established channels of distribution of their products, greater financial and other resources than we do. Competition can take many forms, including the product taste and other attributes, pricing of products, discounts and promotions, advertising and payments for access to store shelf space. We believe that we will be able to compete based upon the unusual taste and appearance of our initial product and our distribution and promotion plans designed to engage consumers to try our product.

Employees

As of August 31, 2012, we have no full-time employees. All activities to date have been undertaken by our officers as needed. Our officers do not currently spend all of their time on our business and estimate they devote approximately 10% of their business time on the business of the Company. We anticipate that we will begin hiring employees as needed to support our entry into specialty food business.

Item 1A.  Risk Factors

You should carefully consider each of the following risks associated with an investment in our common stock and all of the other information in this 2012 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Because we only recently introduced our initial products into the commercial marketplace, our business may not be successful.

We introduced our initial two barbecue sauce products into the commercial marketplace in August 2012 and have achieved only limited distribution and sales of the products. We cannot assure you that our products will receive distribution and sales in sufficient quantities to achieve profitable operations.

Our independent auditors have raised substantial doubts about our ability to continue as a going concern.

Our independent auditors have raised substantial doubts about our ability to continue as a going concern in their report on our financial statements. If we are unable to continue as a going concern we would experience additional losses from the write-down of assets.

Because our products may not achieve commercial success, we may not be able to continue in business.

In order to achieve profitable operations we are dependent upon market acceptance of our products, substantial sales and the ability to acquire and distribute products at satisfactory cost levels, none of which can be assured.

We may not be able to continue operating our business without additional working capital.

We are currently operating at a loss and are dependent on the availability of additional working capital to continue to operate our business.  We have no current arrangements with respect to, or sources of any additional capital, and there can be no assurance that such additional capital will be available to us when needed. If we are unable to obtain additional capital this would cause us to be unable to continue operating our business. To the extent that any such financing involves the sale of our equity securities, the interests of our then existing stockholders could be substantially diluted.

Only one of our officers and directors has experience in the sauce and condiment business, making it less likely that our business will be successful.

Only one of our officers and directors has any background or experience in the sauce and condiment business. Investing in a business which is run by persons who have less experience in the industry in which it will operate is riskier than investing in a business that has a management team with more experience in its industry. Investing in a public company which is run by persons who have no experience in operating public companies is riskier than investing in a business that has a management team with experience in the operation of public companies.

We have no full time employees and our officers only work for us on an “as needed” basis, which means our management may be inadequate to operate our business.

We do not currently employ any full-time employees. All of our activities to date have been undertaken by our officers who devote their time to operating our business as needed. We cannot assure you that our management will be able to devote sufficient time to our business in the future or that we will be able to hire employees when needed to support our business.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We lease office and warehouse space on a month-to-month basis from a non-affiliated landlords. We anticipate that we will rent additional office and warehouse facilities when needed to support the growth of our business.

Item 3.  Legal Proceedings

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of August 31, 2012, there were approximately 50 shareholders of record of the Company’s Common Stock. Our common stock was recently authorized for trading on the over the counter market and quotation under the symbol: DIXI. No actual quotations have been published to date.

Dividends and Dividend Policy

The Company did not declare or pay cash dividends in either fiscal year 2012 or 2011. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information as of August 31, 2012

We have made individual grants of shares of our common stock from time to time as compensation to directors, officers and advisors. Such grants are not approved by the shareholders.

In June 2012 our Board of Directors approved the issuance of 20,000 shares of common stock to each of our directors, 100,000 shares in total, and 40,000 shares of our common stock to our vice president as compensation. Such issuances were subject to our common stock being approved for broker dealer market making by FINRA and initiation of trading. Such conditions were not met as of August 31, 2012.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Results of Operations

In the twelve months ended August 31, 2012 we had $711 in sales of products and $176 in Cost of Sales. Selling, general and administrative expenses were $44,934. As a result we lost $44,975 in the twelve months ended August 31, 2012

In the twelve months ended August 31, 2011 we had $360 in sales of products and $500 in Cost of Sales. Selling, general and administrative expenses were $39,546. As a result we lost $39,750 in the twelve months ended August 31, 2011

Liquidity and Capital Resources

During the twelve months ended August 31, 2012, working capital decreased $41,646 to a surplus of $1,828 from a surplus of $43,474.  The primary reason for the decrease was the decrease in cash of $50,046 and an increase in accounts payable of $6,586 and accrued expenses of $850 offset by the decrease in due to shareholder of $3,000, and an increase in inventories of $9,565 and prepaid expenses of $3,271. During this same period, stockholders’ equity decreased $40,775 to $4,550 from $45,325.  The decrease in stockholders’ equity is due to the net proceeds from the sale of the preferred stock $4,200 offset by the net loss for the period of ($44,975).

Cash flows

Net cash used in operating activities was $52,800 for the twelve months ended August 31, 2012. In the 2012 period cash was used by our loss from operations and increases in inventories and prepaid expenses and decreases in due to shareholder account, offset by increases in accounts payable and accrued expenses.

Net cash used in operating activities was $36,880 for the twelve months ended August 31, 2011. In the 2011 period cash was used by our loss from operations and decreases in accounts payable offset by cash provided by our increases in accrued expenses and due to shareholder account.

Net cash used in investing activities was $1,446 for the twelve months ended August 31, 2012. In the 2012 period cash was used by the purchase of property and equipment.

Net cash used in investing activities was $1,915 for the twelve months ended August 31, 2011. In the 2011 period cash was used by the purchase of property and equipment.

Net cash provided by financing activities for the twelve months ended August 31, 2012 was $4,200 and reflects proceeds we received from our 2012 preferred stock offering described below.

Net cash provided by financing activities for the twelve months ended August 31, 2011 was $48,950 and reflects proceeds we received from our 2011 preferred stock offering described below, offset by payments of offering costs.

Recent Financing Transactions

During the fiscal year ended August 31, 2012, the Company sold 280 shares of Series A Convertible Preferred Stock at $15.00 per share, for a total of $4,200. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of our common stock.

During the fiscal year ended August 31, 2011, the Company sold 4,430 shares of Series A Convertible Preferred Stock at $15.00 per share, for a total of $66,450. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of our common stock.

As of August 31, 2012 all Series A Convertible Preferred Stock has been converted to our Common Stock.

The Company is currently a development stage company and its continued existence is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital.  The Company has yet to generate a significant internal cash flow, and until sales of products increase from current levels, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company’s operations may cease to exist.

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

Going Concern

The Company is currently a development stage company and its continued existence is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital.  The Company has yet to generate a significant internal cash flow, and until sales of products increase from current levels, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company’s operations may cease to exist.

New Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Dixie Foods International, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Dixie Foods International, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Dixie Foods International, Inc. and Subsidiary (a development stage Company) (the “Company”) as of August 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years ended August 31, 2012 and 2011 and the period from May 11, 2010 (Inception) to August 31, 2012. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dixie Foods International, Inc. and Subsidiary (a development stage Company) as of August 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2012 and the period from May 11, 2010 (Inception) through August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed further in Note 9, the Company has been in the development stage since its inception and continues to incur significant losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

November 13, 2012

1905 Wright Boulevard

Schaumburg, IL 60193

Phone: 847.524.0800

Fax: 847.524.1655

Dixie Foods International, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	August 31, 2012	August 31, 2011

Assets

Current assets
Cash and cash equivalents	$4,370	$54,416
Inventories	9,565	—
Prepaid expenses	3,271	—
Total current assets	17,206	54,416

Property and equipment, net	2,722	1,851

Total assets	$19,928	$56,267

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$7,034	$448
Accrued expenses	6,400	5,550
Due to shareholder	1,944	4,944
Total current liabilities	15,378	10,942

Stockholders’ equity
Preferred stock, $.001 par value; authorized 15,000,000 shares; issued and outstanding 0 shares at August 31, 2012 and 4,430 shares at August 31, 2011; liquidation preference $66,450	—	4
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 6,671,000 shares at August 31, 2012, 6,200,000 shares at August 31, 2011	6,671	6,200
Additional paid-in capital	113,479	109,746
Deficit accumulated during the development stage	(115,600)	(70,625)
Total stockholders’ equity	4,550	45,325
Total liabilities and stockholders’ equity	$19,928	$56,267

See accompanying notes to audited financial statements.

Dixie Foods International, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Operations

For the Years Ended August 31, 2012 and 2011 and

Period from May 11, 2010 (inception) through August 31, 2012

			May 11, 2010
	Years Ended		(inception)
	August 31,		through
	2012	2011	August 31, 2012

Net sales	$711	$360	$1,071
Cost of sales	176	500	676
Gross profit	535	(140)	395

Costs and expenses:
Selling, general and administrative expenses	44,934	39,546	115,355
Depreciation	576	64	640
	45,510	39,610	115,995
Loss from operations	(44,975)	(39,750)	(115,600)

Income (loss) before income taxes	(44,975)	(39,750)	(115,600)
Income taxes	—	—	—
Net income (loss)	$(44,975)	$(39,750)	$(115,600)

Basic and diluted net loss per share	**	**

Weighted average shares outstanding
Basic and diluted	6,494,523	6,200,000

** Less than $.01.

Dixie Foods International, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Years Ended August 31, 2012 and 2011 and

Period from May 11, 2010 (inception) through August 31, 2012

			May 11, 2010
	Years Ended		(inception)
	August 31,		through
	2012	2011	August 31, 2012

Cash flows from operating activities
Net loss	$(44,975)	$(39,750)	$(115,600)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	576	64	639
Issuance of common stock for services	—	—	19,000
Change in assets and liabilities
Inventories	(9,565)	—	(9,565)
Prepaid expenses	(3,271)	—	(3,271)
Accounts payable	6,585	(2,488)	7,034
Accrued expenses	850	350	6,400
Due to shareholder	(3,000)	4,944	1,944
Net cash (used in) operating activities	(52,800)	(36,880)	(93,419)

Cash flows from investing activities
Purchases of property and equipment	(1,446)	(1,915)	(3,361)
Net cash (used in) investing activities	(1,446)	(1,915)	(3,361)

Cash flows from financing activities
Common stock issued for cash	—	—	48,000
Preferred stock issued for cash	4,200	66,450	70,650
Payment of offering costs	—	(17,500)	(17,500)
Net cash provided by financing activities	4,200	48,950	101,150

Net increase in cash and cash equivalents	(50,046)	10,155	4,370
Cash and cash equivalents, beginning of year	54,461	44,261	—
Cash and cash equivalents, end of year	$4,370	$54,416	$4,370

Supplementary information:
Cash paid for :
Interest	$—	$—	$—
Income taxes	$—	$—	$—

280,000 Shares issued for services to a related party @ .02 per share	$—	$—	$5,600
520,000 Shares issued for services @.02 per share	$—	$—	$10,400
150,000 Shares issued for services to directors @ .02 per share	$—	$—	$3,000

See accompanying notes to audited financial statements.

Dixie Foods International, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity

Period from May 11, 2010 (inception) through August 31, 2012

						Deficit
						Accumulated
					Additional	during the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Stage	Equity

Balance, May 11, 2010 (inception)	—	$—	—	$—	$—	$—	$—
Common stock issued for services	—	—	520,000	520	9,880	—	10,400
Common stock issued for services - related party	—	—	280,000	280	5,320	—	5,600
Common stock issued for cash to an initial investor	—	—	3,000,000	3,000	—	—	3,000
Common stock issued to directors for services	—	—	150,000	150	2,850	—	3,000
Common stock issued for cash	—	—	2,250,000	2,250	42,750	—	45,000
Net loss August 31, 2010	—	—	—	—	—	(30,875)	(30,875)
Balance, August 31, 2010	—	—	6,200,000	6,200	60,800	(30,875)	36,125
Preferred stock issued for cash, net of costs	4,430	4	—	—	48,946	—	48,950
Net loss August 31, 2011	—	—	—	—	—	(39,750)	(39,750)
Balance, August 31, 2011	4,430	$4	6,200,000	$6,200	$109,746	$(70,625)	$45,325
Preferred stock issued for cash, net of costs	280	1	—	—	4,199	—	4,200
Conversion of 4,710 shares of preferred to common	(4,710)	(5)	471,000	471	(466)	—	—
Net loss August 31, 2012	—	—	—	—	—	(44,975)	(44,975)
Balance, August 31, 2012	—	$—	6,671,000	$6,671	$113,479	$(115,600)	$4,550

See accompanying notes to audited financial statements.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2012 AND 2011

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

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

The Company has a limited operating history upon which to base an evaluation of the current business and future prospects and has yet to achieve substantial commercial sales of its initial products. The Company will continue to be considered a development stage entity until it has begun significant operations and is generating significant revenues.

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

The Company’s independent accountants issued a “going concern” opinion on the Company’s August 31, 2012 and 2011 financial statements, since the Company has experienced losses from operations from May 11, 2010 (inception) through August 31, 2012. This matter raises substantial doubt about the Company’s ability to continue as a going concern

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Dixie Sauce. All significant intercompany balances have been eliminated in consolidation.

Cash and Cash equivalents

For purposes of reporting within the consolidated statements of cash flows, the Company and its subsidiary considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2012 AND 2011

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods.

	August 31, 2012	August 31, 2011
Inventories	$9,565	$—
	$9,565	$—

Property and equipment

The Company records property, equipment at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. The Company generally provides for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets.

Asset Classification	Estimated Useful Life (years)
Computers and software	5

	August 31, 2012	August 31, 2011
Computer Equipment	$3,361	$1,915
Less: Accumulated depreciation	(639)	(64)
Property and Equipment, net	$2,722	$1,851

Depreciation for the fiscal year end periods ended August 31, 2012 and 2011 was $576 and $64, respectively.

Preferred Stock

At August 31, 2012 and August 31, 2011, the Company had 0 and 4,430 shares outstanding, respectively of its Series A Convertible Preferred Stock (“Series A”). Series A has a stated liquidation preference value of $15 per share, and each preferred share is convertible to 100 shares of the Company’s common stock upon written notice of the record holder to the Company at any time.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.  For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of August 31, 2012, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  All of the Company’s tax years are subject to federal and state tax examination.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2012 AND 2011

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred;

•	Price is fixed or determinable; and

•	Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the years ended August 31, 2012 and 2011 the Company has recognized $711 and $360, respectively of revenues and for the period from May 11, 2010 (inception) through August 31, 2012 the Company has recognized $1,071 in revenues.

Cost of Goods Sold

Cost of goods sold includes cost of inventories sold.

Earnings (loss) Per Common Share

The Company adopted FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the years ended August 31, 2012 and 2011, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

Shares potentially issuable were as follows:

	August 31, 2012	August 31, 2011
Convertible Preferred Stock	—	443,000
	—	443,000

Fair value of Financial Instruments

The Company has adopted FASB – ASC Topic 825, Financial Instruments, and ASC Topic 820, Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, it establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

Level 1  Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2  Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3  Pricing inputs that are generally observable inputs and are not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2012 AND 2011

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of August 31, 2012 or 2011, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses related to those assets and liabilities still held at the reporting date for the years ended August 31, 2012 and 2011.

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

NOTE 3 - STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, par value $0.001 per share.  As of August 31, 2012 and 2011, there are 6,671,000 and 6,200,000 shares of common stock issued and outstanding, respectively and zero and 4,430 shares of preferred stock issued and outstanding, respectively.

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

During the year ended August 31, 2012, the Company issued 280 shares of Series A Convertible Preferred Stock at $15.00 per share, for a total of $4,200

During the year ended August 31, 2011, the Company issued 4,430 shares of Series A Convertible Preferred Stock at $15.00 per share, for a total of $66,450

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2012 AND 2011

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

During the year ended August 31, 2011, The Company charged the $17,500 in expenses it had incurred in connection with a private offering against the proceeds received. These costs had been carried by the Company previously in deferred offering costs.

During the year ended August 31, 2012, the Company issued 471,000 shares of common stock in conversion of the 4,710 shares of preferred stock that was outstanding.

NOTE 4 - RELATED PARTY

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. The balance payable to the shareholder at August 31, 2012 and August 31, 2011 were $1,944 and $4,944 respectively.

NOTE 5 - INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from May 11, 2011 (inception) through August 31, 2012 totaling $115,600. The start-up costs are being amortized over sixty months beginning in the year of initial operations.

NOTE 6 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At August 31, 2012, the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

NOTE 7 - NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits.

The following reconciles amounts reported in the financial statements:

	Year Ended	Year Ended
	August 31, 2012	August 31, 2011

Net loss	$(44,975)	$(39,750)

Denominator for basic loss per share -
Basic and diluted weighted average shares	6,494,523	6,200,000

Basic loss per common share	**	**

** Less than $.01.

NOTE 8 - MANAGEMENT PLAN

For the next 12 months, the Company’s Plan of Operations is as follows:

Our primary focus over the course of the next 12 months will be to concentrate on increasing sales of our initial products in the commercial marketplace and establishing additional channels of distribution for the marketing of our products.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2012 AND 2011

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

We were recently formed and all activity to date has been related to our formation of our business, formulation of our business plan and initial start-up operations such as formulating and testing recipes, investigating sources of supply for raw materials and services, investigating potential distribution channels for our products and development of our proposed financing. Our ability to proceed with our plan to enter the commercial marketplace with our initial product depends upon our obtaining adequate financial resources through this offering. As of August 31, 2012, we had not incurred any material costs or expenses other than those associated with the formation and financing of our company.

NOTE 9 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the twelve month period ended August 31, 2012 of  $44,975, and net loss for the period from May 11, 2011 (inception) through August 31, 2012 of $115,600, At August 31, 2012, the Company has minimal operating revenues.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital.  The Company has yet to generate a significant internal cash flow, and until sales of products increase beyond current levels, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company’s operations may cease to exist.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to August 31, 2012 through November 13, 2012, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures shown, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item9A.  Controls and Procedures.

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of August 31, 2012. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2012.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of August 31, 2012 based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Our directors and executive officers are:

Name	Position
Robert E. Jordan	President, Chief Executive Officer, Director
Anthony Q. Joffe	Vice President and Director
Robert M. Snibbe, Jr.	Director
Robert P. Bova	Director
Steven Silberman	Director

Robert E. Jordan, 58, has been our President, Chief Executive Officer and a director since May 2011. Mr. Jordan was President of Southern Sauce Company, Inc., a specialty food company, from December 2004 to February 2008. Mr. Jordan retired from practicing law in 1998 and was not employed between February 2008 and May 2011.

Anthony Q. Joffe, 70, has been our Vice President since September 2011. From March 2005 until August 2006 he was President and CEO of Networth Technologies, Inc., a global management consulting, technology services and acquisition company. Mr. Joffe currently has been a director for Creative Solutions International, Inc., a business consulting company, since September 2009, a director of Creative Brands International of Delaware, Inc., a business consulting company, since September 2009 and a director of Internet Holding Group, Inc., a boat financing company, since May 2005. He served as president of USA Boating Sales, Inc., a boat sales company, from December 2001 to May 2007. He has been president of Internet Holding Group, Inc., a boat financing company, since May 2006. He served as a business and finance consultant to EM8 Financial, a boat and recreational vehicle finance company, from October 2006 to December 2008. He served as specialty operations manager of Credit Law Group, a credit and loan modification company, from December 2008 to May 2009. He served as a business consultant to Select Debt and Select Health, a debt settlement and health insurance company, from November 2009 to January 2011.

Robert M. Snibbe, Jr., 67, has been a director since August 2011. He has been a Clearwater, Florida based financial consultant and real estate and business broker specializing in corporate development and renewals and commercial and investment real estate since 1978. He is a Florida licensed real estate broker.

Robert P. Bova, 53, has been a director since September 2011. Since 2005 he has been CEO and a director of Vangard Voice Systems, Inc., a mobile voice recognition software provider.

Steven Silberman, 58, has been a director since September 2011. He has been a real estate appraiser since 1999. He was an associate appraiser for Applied Economics Group, Gainesville, Florida in 2005. He established his own appraisal firm in 2005 which was incorporated in September 2006 as North Florida Investor Services, Inc. which does business as SRS Appraisal Services, Inc. He is an associate member of the Appraisal Institute, a Florida State Certified General Appraiser and a realtor member of the Gainesville/Alachua County Board of Realtors.

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

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We will provide a copy to any person without charge upon written request to Robert Jordan, President, Dixie Foods International, Inc., 115 NE 6th Blvd, Williston, FL 32696.

Item 11.  Executive Compensation

At present, all of our operations are conducted by our executive officers for shares of our common stock.

No compensation was paid or accrued for our executive officers for the fiscal years ended August 31, 2012 and 2011.

In June 2012 our Board of Directors approved the issuance of 40,000 shares of our common stock to our vice president, Anthony Q. Joffe, as compensation. Such issuance was subject to our common stock being approved for broker dealer market making by FINRA and initiation of trading. Such conditions to issuance have not been met as of November 12, 2012.

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

Director Compensation

No compensation was paid to our directors in the fiscal year ended August 31, 2012.

In June 2012 our Board of Directors approved the issuance of 20,000 shares of common stock to each of our directors, 100,000 shares in total, as compensation. Such issuances were subject to our common stock being approved for broker dealer market making by FINRA and initiation of trading. Such conditions to issuance have not been met as of November 12, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 1, 2012, the beneficial ownership of our 6,671,000 outstanding shares of Common Stock, by (1) the only persons who own of record or are known to own beneficially, more than 5% of our Common Stock; (2) each director and executive officer; and (3) all directors and officers as a group.

Name and Address *	Number of Shares	Percentage of Outstanding Common Shares
Robert E Jordan	280,000	4.20%
Anthony Q. Joffe	240,000	3.60%
Michael H Jordan	3,000,000	44.97%
Robert M Snibbe, Jr.	50,000	0.75%
Robert P Bova	50,000	0.75%
Steven Silberman	50,000	0.75%

Directors/Officers
As a group (5 persons)	670,000	10.04%

* address for all is c/o Dixie Foods International, Inc., 115 NE 6th Blvd., Williston, FL 32696

The above table does not include vesting of the issuance of 20,000 shares of common stock to each of our directors, 100,000 shares in total, and 40,000 shares of our common stock to our vice president as compensation. Such issuances were approved in June 1012 but were subject to our common stock being approved for broker dealer market making by FINRA and initiation of trading. Such conditions to issuance have not been met as of November 12, 2012.

Promoters

We were founded in May 2011. Robert E. Jordan and Michael H. Jordan who are brothers, were instrumental in our organization and may be considered promoters of our company. They received no consideration for their services in connection with our organization, but Robert E. Jordan received 280,000 shares of common stock for serving as our president and CEO. Michael H. Jordan purchased 3,000,000 shares of our common stock for $3,000 in April 2011 and contributed a barbecue sauce recipe to us.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Director Independence

The following information concerning director independence is based on the director independence standards of The NASDAQ Stock Market Corporate Governance Rules, although our common stock is not listed on The NASDAQ Stock Market.

The Board has determined that directors Robert M. Snibbe, Jr., Robert P. Bova and Steven Silberman are independent directors within The NASDAQ Stock Market’s director independence standards. Director Robert E. Jordan is not independent. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence. The Board has not designated a separate compensation or nominating committee.

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

Item 14.  Principal Accountant Fees and Services.

Lake and Associates CPA’s, LLC served as our independent registered public accounting firm for 2012 and 2011.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2012 and 2011.

	August 31, 2012	August 31, 2011
Audit Fees	$8,500	$8,700
Audit Related Fees	—	500
Tax Fees	500	—
All Other Fees	—	—
Total	$9,000	$9,200

Tax Fees. We incurred $500 and $0 in aggregate tax fees and expenses from Lake and Associates CPA’s, LLC for the fiscal years ended August 31, 2012 and 2011, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.  We did not incur any other fees from Lake and Associates CPA’s LLC during fiscal years ended 2012 and 2011, respectively.

Pre-approved Policies

The board of directors, acting as the audit committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence.  All of the services described above for the years ended August 31, 2012 and 2011 were approved by the board of directors pursuant to its policies and procedures.

Board of Directors Report

The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Board concerning independence, and has discussed with its independent auditor its independence from the Company.

The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended August 31, 2012 for filing with the SEC.

PART IV

Item 15. Exhibits

3.1	Articles of Incorporation. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed November 17, 2010)

3.2	By-laws. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed November 17, 2010)

10.1	Contribution to capital letter agreement. (Incorporated by Reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1/A-3 filed March 17, 2011)

14.1	Code of Ethics. (Incorporated by Reference to Exhibit 14.1 to Registrant’s Registration Statement on Form S-1 filed November 17, 2010)

21	Subsidiaries of the Registrant.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

**  To be submitted by amendment. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIXIE FOODS INTERNATIONAL, INC.

November 29, 2012	By: /s/ Robert E. Jordan
Robert E. Jordan
President (principal executive and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Jordan Robert E. Jordan	President (principal executive officer and principal accounting officer) and director	November 29, 2012

/s/ Anthony Q. Joffe Anthony Q. Joffe	Vice President and director	November 29, 2012

/s/ Robert M. Snibbe, Jr. Robert M. Snibbe, Jr.	Director	November 29, 2012

/s/ Robert P. Bova Robert P. Bova	Director	November 29, 2012

/s/ Steven Silberman Steven Silberman	Director	November 29, 2012