Form 10-K/A
period 2012-08-31
Dixie Foods International, Inc
filed 2012-12-28
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended August 31, 2012 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files for our Form 10-K filed with the Securities and Exchange Commission on November 29, 2012.

PART IV

Item 15. Exhibits

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*  Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIXIE FOODS INTERNATIONAL, INC.

December 28, 2012	By: /s/ Robert E. Jordan
Robert E. Jordan
President (principal executive and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Jordan Robert E. Jordan	President (principal executive officer and principal accounting officer) and director	December 28, 2012

/s/ Anthony Q. Joffe Anthony Q. Joffe	Vice President and director	December 28, 2012

/s/ Robert M. Snibbe, Jr. Robert M. Snibbe, Jr.	Director	December 28, 2012

/s/ Robert P. Bova Robert P. Bova	Director	December 28, 2012

/s/ Steven Silberman Steven Silberman	Director	December 28, 2012