Form 10-Q
period 2012-11-30
Dixie Foods International, Inc
filed 2013-01-11
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[√]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period  ended November 30, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 000-54536

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

☐ Yes  ☒ No

As of December 18, 2012 issuer had 7,381,000 shares of common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Dixie Foods International, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	November 30, 2012	August 31, 2012

Assets

Current assets
Cash and cash equivalents	$3,892	$4,370
Inventories	9,056	9,565
Prepaid expenses	3,271	3,271
Total current assets	16,219	17,206

Property and equipment, net	2,554	2,722

Total assets	$18,773	$19,928

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$13,533	$7,034
Accrued expenses	2,200	6,400
Due to shareholder	1,944	1,944
Total current liabilities	17,677	15,378

Stockholders’ equity
Preferred stock, $.001 par value; authorized 15,000,000 shares; issued and outstanding 0 shares at November 30, 2012 and August 31, 2012	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 6,821,000 shares at November 30, 2012, 6,671,000 shares at August 31, 2012	6,821	6,671
Additional paid-in capital	116,329	113,479
Deficit accumulated during the development stage	(122,054)	(115,600)
Total stockholders’ equity	1,096	4,550
Total liabilities and stockholders’ equity	$18,773	$19,928

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Operations

For the Three Months Ended November 30, 2012 and 2011 and

Period from May 11, 2010 (inception) through November 30, 2012

			May 11, 2010
	Three Months Ended		(inception)
	November 30,		Through
	2012	2011	November 30, 2012

Net sales	$1,126	$—	$2,197
Cost of sales	509	—	1,185
Gross profit	617	—	1,012

Costs and expenses:
Selling, general and administrative expenses	6,903	7,536	122,258
Depreciation	168	96	808
	7,071	7,632	123,066
Loss from operations	(6,454)	(7,632)	(122,054)

Income (loss) before income taxes	(6,454)	(7,632)	(122,054)
Income taxes	—	—	—
Net income (loss)	$(6,454)	$(7,632)	$(122,054)

Basic and diluted net loss per share	**	**

Weighted average shares outstanding
Basic and diluted	6,676,000	6,200,000

** Less than $.01.

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Three Months Ended November 30, 2012 and 2011 and

Period from May 11, 2010 (inception) through November 30, 2012

			May 11, 2010
	Three Months Ended		(inception)
	November 30,		through
	2012	2011	November 30, 2012

Cash flows from operating activities
Net loss	$(6,454)	$(7,632)	$(122,054)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	168	96	807
Issuance of common stock for services	—	—	19,000
Change in assets and liabilities
Inventories	509	—	(9,056)
Prepaid expenses	—	—	(3,271)
Accounts payable	6,499	1,057	13,533
Accrued expenses	(4,200)	(4,000)	2,200
Due to shareholder	—	—	1,944
Net cash (used in) operating activities	(3,478)	(10,479)	(96,897)

Cash flows from investing activities
Purchases of property and equipment	—	—	(3,361)
Net cash (used in) investing activities	—	—	(3,361)

Cash flows from financing activities
Common stock issued for cash	3,000	—	51,000
Preferred stock issued for cash	—	—	70,650
Payment of offering costs	—	—	(17,500)
Net cash provided by financing activities	3,000	—	104,150

Net increase in cash and cash equivalents	(478)	(10,479)	3,892
Cash and cash equivalents, beginning of year	4,370	54,416	—
Cash and cash equivalents, end of year	$3,892	$43,937	$3,892

Supplementary information:
Cash paid for :
Interest	$—	$—	$—
Income taxes	$—	$—	$—

280,000 Shares issued for services to a related party @ .02 per share	$—	$—	$5,600
520,000 Shares issued for services @.02 per share	$—	$—	$10,400
150,000 Shares issued for services to directors @ .02 per share	$—	$—	$3,000

See accompanying notes to unaudited financial statements.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE MONTH PERIODS ENDED NOVEMBER 30, 2012 AND 2011

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 10K. The financial data for the three month period presented may not necessarily reflect the results to be anticipated for the complete year ended August 31, 2013.

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

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE MONTH PERIODS ENDED NOVEMBER 30, 2012 AND 2011

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods.

	November 30, 2012	August 31, 2012
Inventories	9,056	9,565
	9,056	9,565

Property and equipment

The Company records property, equipment at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. The Company generally provides for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets.

Asset Classification	Estimated Useful Life (years)
Computers and software	5

	November 30, 2012	August 31, 2012
Computer Equipment	$3,361	$3,361
Less: Accumulated depreciation	(807)	(639)
Property and Equipment, net	$2,554	$2,722

Depreciation for the three month periods ended November 30, 2012 and 2011 was $168 and $96, respectively.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.  For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of November 30, 2012, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE MONTH PERIODS ENDED NOVEMBER 30, 2012 AND 2011

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred;

•	Price is fixed or determinable; and

•	Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three month periods ended November 30, 2012 and 2011 the Company has recognized $1,126 and $0, respectively of revenues and for the period from May 11, 2010 (inception) through November 30, 2012 the Company has recognized $2,197 in revenues.

Cost of Goods Sold

Cost of goods sold includes cost of inventories sold.

Earnings (loss) Per Common Share

The Company adopted FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the periods ended November 30, 2012 and August 31, 2012, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

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

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE MONTH PERIODS ENDED NOVEMBER 30, 2012 AND 2011

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of November 30, 2012 and August 31, 2012, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses related to those assets and liabilities still held at the reporting date for the periods ended November 30, 2012 and August 31, 2012.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, par value $0.001 per share.  As of November 30, 2012 and August 31, 2012, there are 6,821,000 and 6,671,000 shares of common stock issued and outstanding, respectively and zero  shares of preferred stock issued and outstanding, respectively.

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

During the three month period ended November 30, 2012, the Company sold 150,000 shares of Common Stock to a private investor at $0.02 per share, for a total of $3,000

Preferred Stock

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

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE MONTH PERIODS ENDED NOVEMBER 30, 2012 AND 2011

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a note payable bearing no interest and due on demand. The balance payable to the shareholder at November 30, 2012 and August 31, 2012 was $1,944 respectively.

NOTE 5 – INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from May 11, 2010 (inception) through November 30, 2012 totaling $122,054. The start-up costs are being amortized over sixty months beginning in the year of initial operations.

NOTE 6 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At November 30, 2012, the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

NOTE 7 – NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits.

The following reconciles amounts reported in the financial statements:

	Three Months Ended	Three Months Ended
	November 30, 2012	November 30, 2011

Net loss	$(6,454)	$(7,632)

Denominator for basic loss per share -
Basic and diluted weighted average shares	6,676,000	6,200,000

Basic loss per common share	**	**

** Less than $0.01.

NOTE 8 – MANAGEMENT PLAN

For the next 12 months, the Company’s Plan of Operations is as follows:

Our primary focus over the course of the next 12 months will be to concentrate on increasing sales of our initial products in the commercial marketplace and establishing additional channels of distribution for the marketing of our products.

We were recently formed and all activity to date has been related to our formation of our business, formulation of our business plan and initial start-up operations such as formulating and testing recipes, investigating sources of supply for raw materials and services, investigating potential distribution channels for our products and development of our proposed financing. Our ability to proceed with our plan to enter the commercial marketplace with our initial product depends upon our obtaining adequate financial resources through this offering. As of November 30, 2012, we had not incurred any material costs or expenses other than those associated with the formation and financing of our company.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE MONTH PERIODS ENDED NOVEMBER 30, 2012 AND 2011

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 9 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the three month period ended November 30, 2012 of  $6,454, and net loss for the period from May 11, 2010 (inception) through November 30, 2012 of $122,054, At November 30, 2012, the Company has minimal operating revenues.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to November 30, 2012 through December 18, 2012, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures shown below, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Subsequently, during December 2012 the Company sold 400,000 shares of Common Stock at $0.02 per share to three investors, for a total of $8,000.

In June 2012 our Board of Directors approved the issuance of 20,000 shares of common stock to each of our five directors, 100,000 shares in total, 40,000 shares of our common stock to our Vice President as compensation and 20,000 shares of our common stock for legal services rendered. Such issuances were subject to our common stock being approved for broker dealer market making by FINRA and initiation of trading. Such conditions were met as of December 12, 2012.

Subsequently, On December 12, 2012, the Company issued 20,000 shares of common stock for legal services rendered at $0.02 per share, for a total of $400.

Subsequently, On December 12, 2012, the Company issued 40,000 shares of common stock for services rendered to the Company’s Vice President a related party at $0.02 per share, for a total of $800.

Subsequently, On December 12, 2012, the Company issued 100,000 shares of common stock to directors for services rendered at $0.02 per share, for a total of $2,000.

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

Our offices are located at 115 N.E. 6th Blvd, Williston, FL 32696 and our phone number is (800) 366-5174.

Results of Operations

In the three months ended November 30, 2012 the Company had $1,126 in sales of products and $509 in Cost of Sales. Selling, general and administrative expenses were $6,903 and depreciation was $168. As a result the Company lost $6,454 in the three months ended November 30, 2012.

In the three months ended November 30, 2011 we had $0 in sales of products and $0 in Cost of Sales. Selling, general and administrative expenses were $7,536 and depreciation was $96. As a result we lost $7,632 in the three months ended November 30, 2011

Liquidity and Capital Resources

During the three months ended November 30, 2012, working capital decreased $3,286 to a deficit of ($1,458) from a surplus of $1,828.  The primary reason for the decrease was the decrease in cash of $478 and inventories of $509 and an increase in accounts payable of $6,499, offset by a decrease of $4,200 in accrued expenses  During this same period, stockholders’ equity decreased $3,454 to $1,096 from $4,550.  The decrease in stockholders’ equity is due to the net loss for the period of ($6,454) offset by the net proceeds from the sale of the common stock $3,000.

Cash flows

Net cash used in operating activities was $3,478 for the three months ended November 30, 2012. In the 2012 period cash was used by our loss from operations and decreases in accrued expenses  offset by cash provided by our increase in accounts payable and decreases in inventories.

Net cash used in operating activities was $10,479 for the three months ended November 30, 2011. In the 2011 period cash was used by our loss from operations and decreases in accrued expenses offset by cash provided by our increase in accounts payable.

Net cash provided by financing activities for the three months ended November 30, 2012 was $3,000 and reflects common stock issued for cash described below.

Recent Financing Transactions

During the quarter ended November 30, 2012, the Company sold 150,000 shares of Common Stock at $0.02 per share, for a total of $3,000.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our Form 10-K filed November 29, 2012. You should consider carefully all of the material risks described in such registration statement before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered sale of equity securities.

During the quarter ended November 30, 2012, the Company sold 150,000 shares of Common Stock at $0.02 per share, for a total of $3,000, to one investor.

We believe that the sales were exempt from registration under Section 4(2) of the Securities Act of 1933. The securities were not offered publicly but only to identified persons who were existing shareholders. We believe the shareholders were knowledgeable and sophisticated in investment matters. Each shareholder acknowledged that the shares were not registered under the Securities Act of 1933 and agreed to not sell or transfer the shares without complying with the registration requirements of the said Act or pursuant to an exemption from such registration requirements. The certificates or confirmation for such shares contains a legend restricting transfer of the shares without registration under the Securities Act of 1933 or an exemption from such registration and a stop transfer order has been lodged against such shares. There were no fees, commissions or expenses paid to underwriters or finders’ in connection with the offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

10.1	Compensation Approved for Directors and Executive Officer (1)
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

__________

(1)  Indicates a management compensation plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dixie Foods International, Inc.

January 11, 2013	By: /s/ Robert E. Jordan
Robert E. Jordan, President (Principal Executive Officer and Principal Accounting Officer)