Form 10-Q/A
period 2013-02-28
Dixie Foods International, Inc
filed 2013-06-18
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended February 28, 2013 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files for our Form 10-Q filed with the Securities and Exchange Commission on April 15, 2013.

PART II - OTHER INFORMATION

Item 6. Exhibits

31.1 *	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1 *	Certification pursuant to 18 U.S.C. Section 1350
101 **	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

__________

*   Previously filed.

**   Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dixie Foods International, Inc.

June 18, 2013	By: /s/ Robert E. Jordan
Robert E. Jordan, President (principal executive and accounting officer)