Form 10-Q
period 2013-05-31
Dixie Foods International, Inc
filed 2013-07-01
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[√]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period  ended May 31, 2013

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

☐ Yes  ☒ No

As of June 24, 2013 issuer had 7,506,000 shares of common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Dixie Foods International, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	May 31, 2013	August 31, 2012

Assets

Current assets
Cash and cash equivalents	$1,511	$4,370
Inventories	8,780	9,565
Prepaid expenses	3,271	3,271
Total current assets	13,562	17,206

Property and equipment, net	2,218	2,722

Total assets	$15,780	$19,928

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$7,603	$7,034
Accrued expenses	2,050	6,400
Due to shareholder	6,191	1,944
Total current liabilities	15,844	15,378

Stockholders’ equity
Preferred stock, $.001 par value; authorized 15,000,000 shares; issued and outstanding 0 shares at May 31, 2013 and August 31, 2012	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 7,506,000 shares at May 31, 2013, 6,671,000 shares at August 31, 2012	7,506	6,671
Additional paid-in capital	129,344	113,479
Deficit accumulated during the development stage	(136,914)	(115,600)
Total stockholders’ equity	(64)	4,550
Total liabilities and stockholders’ equity	$15,780	$19,928

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Operations

For the Three and Nine Months Ended May 31, 2013 and 2012 and

Period from May 11, 2010 (inception) through May 31, 2013

					May 11, 2010
					(inception)
	Three Month Period Ended		Nine Month Period Ended		Through
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013

Net sales	$220	$—	$1,730	$—	$2,801
Cost of sales	103	—	785	—	1,461
Gross profit	117	—	945	—	1,340

Costs and expenses:
Selling, general and administrative expenses	4,698	10,763	21,755	27,874	137,111
Depreciation	168	168	504	408	1,143
	4,866	10,931	22,259	28,282	138,254
Loss from operations	(4,749)	(10,931)	(21,314)	(28,282)	(136,914)

Income (loss) before income taxes	(4,749)	(10,931)	(21,314)	(28,282)	(136,914)
Income taxes	—	—	—	—	—
Net income (loss)	$(4,749)	$(10,931)	$(21,314)	$(28,282)	$(136,914)

Basic and diluted net loss per share	—	—	—	—

Weighted average shares outstanding
Basic and diluted	7,506,000	6,601,956	7,193,243	6,435,051

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Nine Months Ended May 31, 2013 and 2012 and

Period from May 11, 2010 (inception) through May 31, 2013

			May 11, 2010
			(inception)
	Nine Months Ended		through
	May 31,		May 31,
	2013	2012	2013

Cash flows from operating activities
Net loss	$(21,314)	$(28,282)	$(136,914)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	504	408	1,143
Issuance of common stock for services	3,200	—	22,200
Change in assets and liabilities
Inventories	785	(8,536)	(8,780)
Prepaid expenses	—	(3,778)	(3,271)
Accounts payable	569	894	7,603
Accrued expenses	(4,350)	(3,350)	2,050
Due to shareholder	4,247	(3,000)	6,191
Net cash (used in) operating activities	(16,359)	(45,644)	(109,778)

Cash flows from investing activities
Purchases of property and equipment	—	(1,446)	(3,361)
Net cash (used in) investing activities	—	(1,446)	(3,361)

Cash flows from financing activities
Common stock issued for cash	13,500	—	61,500
Preferred stock issued for cash	—	4,200	70,650
Payment of offering costs	—	—	(17,500)
Net cash provided by financing activities	13,500	4,200	114,650

Net increase in cash and cash equivalents	(2,859)	(42,890)	1,511
Cash and cash equivalents, beginning of year	4,370	54,416	—
Cash and cash equivalents, end of year	$1,511	$11,526	$1,511

Supplementary information:
Cash paid for :
Interest	$—	$—	$—
Income taxes	$—	$—	$—

280,000 Shares issued for services to a related party @ .02 per share	$—	$—	$5,600
520,000 Shares issued for services @.02 per share	$—	$—	$10,400
150,000 Shares issued for services to directors @ .02 per share	$—	$—	$3,000
40,000 Shares issued for services to a related party @ .02 per share	$800	$—	$800
20,000 Shares issued for services @.02 per share	$400	$—	$400
100,000 Shares issued for services to directors @ .02 per share	$2,000	$—	$2,000

See accompanying notes to unaudited financial statements.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE AND NINE MONTH PERIODS ENDED MAY 31, 2013 AND 2012

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

(A DEVELOPMENT STAGE COMPANY)

THREE AND NINE MONTH PERIODS ENDED MAY 31, 2013 AND 2012

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods.

	May 31, 2013	August 31, 2012
Inventories	$8,780	$9,565
	$8,780	$9,565

Property and equipment

The Company records property, equipment at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. The Company generally provides for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets.

Asset Classification	Estimated Useful Life (years)
Computers and software	5

	May 31, 2013	August 31, 2012
Computer Equipment	$3,361	$3,361
Less: Accumulated depreciation	(1,143)	(639)
Property and Equipment, net	$2,218	$2,722

Depreciation for the nine month periods ended May 31, 2013 and 2012 was $504 and $408, respectively.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.  For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of May 31, 2013, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  All of the Company’s tax years are subject to federal and state tax examination.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE AND NINE MONTH PERIODS ENDED MAY 31, 2013 AND 2012

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred;

•	Price is fixed or determinable; and

•	Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three and nine month periods ended May 31, 2013 and 2012 the Company has recognized $220 and $0, and $1,730 and $0, respectively of revenues and for the period from May 11, 2010 (inception) through May 31, 2013 the Company has recognized $2,801 in revenues.

Cost of Goods Sold

Cost of goods sold includes cost of inventories sold.

Earnings (loss) Per Common Share

The Company adopted FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the periods ended May 31, 2013 and August 31, 2012, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of May 31, 2013 and August 31, 2012, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses related to those assets and liabilities still held at the reporting date for the periods ended May 31, 2013 and August 31, 2012.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE AND NINE MONTH PERIODS ENDED MAY 31, 2013 AND 2012

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, par value $0.001 per share.  As of May 31, 2013 and August 31, 2012, there are 7,506,000 and 6,671,000 shares of common stock issued and outstanding, respectively and zero shares of preferred stock issued and outstanding, respectively.

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

During the nine month period ended May 31, 2013, the Company sold 675,000 shares of Common Stock to four private investors at $0.02 per share, for a total of $13,500.

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

(A DEVELOPMENT STAGE COMPANY)

THREE AND NINE MONTH PERIODS ENDED MAY 31, 2013 AND 2012

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

NOTE 4 – RELATED PARTY

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a note payable bearing no interest and due on demand. During the three months ended May 31, 2013, an officer of the Company loaned the Company $4,247 in exchange for a note payable bearing no interest and due on demand. The balance payable to the shareholder and officer at May 31, 2013 and August 31, 2012 was $6,191 and $1,944, respectively.

NOTE 5 – INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from May 11, 2010 (inception) through May 31, 2013 totaling $136,914. The start-up costs are being amortized over sixty months beginning in the year of initial operations.

NOTE 6 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At May 31, 2013, the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

NOTE 7 – NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits.

The following reconciles amounts reported in the financial statements:

	Nine Months Ended	Nine Months Ended
	May 31, 2013	May 31, 2012

Net loss	$(21,314)	$(28,282)

Denominator for basic loss per share -
Basic and diluted weighted average shares	7,193,243	6,435,051

Basic loss per common share	—	—

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE AND NINE MONTH PERIODS ENDED MAY 31, 2013 AND 2012

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 8 – MANAGEMENT PLAN

For the next 12 months, the Company’s Plan of Operations is as follows:

Our primary focus over the course of the next 12 months will be to concentrate on increasing sales of our initial products in the commercial marketplace and establishing additional channels of distribution for the marketing of our products.

NOTE 9 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the three and nine month periods ended May 31, 2013 of $4,749 and $21,314, respectively and a net loss for the period from May 11, 2010 (inception) through May 31, 2013 of $136,914, At May 31, 2013, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to May 31, 2013 through June 24, 2013, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures shown below, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Our offices are located at 115 N.E. 6th Blvd, Williston, FL 32696 and our phone number is (800) 366-5174.

Results of Operations

In the three months ended May 31, 2013 the Company had $220 in sales of products and $103 in Cost of Sales. Selling, general and administrative expenses were $4,698 and depreciation was $168. As a result the Company lost $4,749 in the three months ended May 31, 2013.

In the three months ended May 31, 2012 the Company had $0 in sales of products and $0 in Cost of Sales. Selling, general and administrative expenses were $10,763 and depreciation was $168. As a result the Company lost $10,931 in the three months ended May 31, 2012.

In the nine months ended May 31, 2013 the Company had $1,730 in sales of products and $785 in Cost of Sales. Selling, general and administrative expenses were $21,755 and depreciation was $504. As a result the Company lost $21,314 in the nine months ended May 31, 2013.

In the nine months ended May 31, 2012 the Company had $0 in sales of products and $0 in Cost of Sales. Selling, general and administrative expenses were $27,874 and depreciation was $408. As a result the Company lost $28,282 in the nine months ended May 31, 2012.

Liquidity and Capital Resources

During the nine months ended May 31, 2013, working capital decreased $4,110 to a deficit of $2,282 from a surplus of $1,828. The primary reason for the decrease was the decrease in cash of $2,859 and $4,350 in accrued expenses and an increase in due to shareholder of $4,247 offset by a decrease in inventories of $785 and an increase in accounts payable of $569. During this same period, stockholders’ equity decreased $6,614 to ($64) from $4,550. The decrease in stockholders’ equity is due to the net proceeds from the sale of the common stock $13,500 and shares issued for services of $3,200 offset by the net loss for the period of ($21,314).

Cash flows

Net cash used in operating activities was $16,359 for the nine months ended May 31, 2013. In the 2013 period cash was used by our loss from operations and decreases in accrued expenses offset by cash provided by our increase in due to shareholder and accounts payable and decreases in inventories and issuance of common stock for services.

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

Net cash provided by financing activities for the nine months ended May 31, 2013 was $13,500 and reflects common stock issued for cash described below.

Net cash provided by financing activities for the nine months ended May 31, 2012 was $4,200 and reflects preferred stock issued for cash.

Recent Financing Transactions

During the nine months ended May 31, 2013, the Company sold 675,000 shares of Common Stock at $0.02 per share, for a total of $13,500.

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

None.

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

__________

*  Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dixie Foods International, Inc.

July 1, 2013	By: /s/ Robert E. Jordan
Robert E. Jordan, President (principal executive and accounting officer)