Form 10-K
period 2013-08-31
Dixie Foods International, Inc
filed 2013-12-16
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes  ☒ No

As of December 6, 2013 issuer had  8,006,000 shares of common stock issued and outstanding.

As of February 28, 2013 the aggregate market value of our common stock held by non-affiliates of registrant was $1,575,420 based on the last stock sale on February 28, 2013.

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

PART I

Item 1.  Business

Business

Dixie Foods International, Inc. (The Company) was formed in May 2010 to operate a specialty food business for salad dressing, sauces and condiments. The Company was organized under the laws of the State of Florida. The Company’s year end is August 31. We operate from our office at 115 N.E 6th Blvd., Williston, Florida 32696 our phone number is (800) 366-5174.

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

In order to establish initial distribution we have directly approached gourmet food stores to purchase our products through our management. Michael H. Jordan, who was our largest stockholder, was involved in sales of our products and was paid a commission on his sales.  He passed away in March 2013. The Company has been seeking a person to take over the duties performed by Mr. Jordan. We will also seek to establish our brand through public relations, an internet site and an internet blog.

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

Employees

As of August 31, 2013, we have no full-time employees. All activities to date have been undertaken by our officers as needed. Our officers do not currently spend all of their time on our business and estimate they devote approximately 10% of their business time on the business of the Company. We anticipate that we will begin hiring employees as needed to support our entry into specialty food business.

Item 1A.  Risk Factors

You should carefully consider each of the following risks associated with an investment in our common stock and all of the other information in this 2013 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We lease office and warehouse space on a month-to-month basis from non-affiliated landlords. We anticipate that we will rent additional office and warehouse facilities when needed to support the growth of our business.

Item 3.  Legal Proceedings

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of August 31, 2013, there were approximately 68 shareholders of record of the Company’s Common Stock.

Our common stock has been quoted on the OTC Bulletin Board under the symbol “DIXI” since December 2012.  The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

2013	High	Low
First quarter ended November 30, 2012	$0.00	$0.00
Second quarter ended February 28, 2013	$0.51	$0.22
Third quarter ended May 31, 2013	$0.42	$0.25
Fourth quarter ended August 31, 2013	$0.55	$0.25

2012	High	Low
First quarter ended November 30, 2011	$0.00	$0.00
Second quarter ended February 29, 2012	$0.00	$0.00
Third quarter ended May 31, 2012	$0.00	$0.00
Fourth quarter ended August 31, 2012	$0.00	$0.00

The last sale price of our common stock as reported on the OTC Bulletin Board on August 5, 2013 was $0.55 per share.

Dividends and Dividend Policy

The Company did not declare or pay cash dividends in either fiscal year 2013 or 2012. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information as of August 31, 2013

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

Item 6.  Selected Financial Data.

Not applicable to smaller reporting company.

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

Results of Operations

In the twelve months ended August 31, 2013 the Company had $1,730 in sales of products and $785 in Cost of Sales. Selling, general and administrative expenses were $29,428 and depreciation was $672. As a result the Company lost $29,155 in the twelve months ended August 31, 2013.

In the twelve months ended August 31, 2012 we had $711 in sales of products and $176 in Cost of Sales. Selling, general and administrative expenses were $44,934. As a result we lost $44,975 in the twelve months ended August 31, 2012

Liquidity and Capital Resources

During the twelve months ended August 31, 2013, working capital decreased $11,782 to a deficit of $9,954 from a surplus of $1,828. The primary reason for the decrease was the decrease in cash of $3,608 and a decrease in inventories of $784, and an increase in due to shareholder of $6,747, accounts payable of $43 and accrued expenses of $600. During this same period, stockholders’ equity decreased $12,455 to ($7,905) from $4,550. The decrease in stockholders’ equity is due to the net proceeds from the sale of the common stock $13,500 and shares issued for services of $3,200 offset by the net loss for the period of ($29,155).

Cash flows

Net cash used in operating activities was $17,108 for the twelve months ended August 31, 2013. In the 2013 period cash was used by our loss from operations and offset by cash provided by our increase in due to shareholder and accounts payable and accrued expenses and decreases in inventories and issuance of common stock for services.

Net cash used in operating activities was $52,800 for the twelve months ended August 31, 2012. In the 2012 period cash was used by our loss from operations and increases in inventories and prepaid expenses and decreases in due to shareholder account, offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities was $1,446 for the twelve months ended August 31, 2012 and reflects purchases of property and equipment.

Net cash provided by financing activities for the twelve months ended August 31, 2013 was $13,500 and reflects common stock issued for cash described below.

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

Recent Financing Transactions

During the twelve month period ended August 31, 2013, the Company sold 675,000 shares of Common Stock to four private investors at $0.02 per share, for a total of $13,500.

During the fiscal year ended August 31, 2012, the Company sold 280 shares of Series A Convertible Preferred Stock at $15.00 per share, for a total of $4,200. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of our common stock.

As of August 31, 2012 all Series A Convertible Preferred Stock has been converted to our Common Stock.

Subsequently, On October 1, 2013 the Company sold 500,000 shares of its common stock to a private investor at $0.08 per share, for a total of $40,000.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data

Please see our Financial Statements beginning on page F-1 of this annual report

Dixie Foods International, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Dixie Foods International, Inc.

We have audited the accompanying consolidated balance sheets of Dixie Foods International, Inc., as of August 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dixie Foods International, Inc., as of August 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company had accumulated losses of $144,755 as of August 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

December 16, 2013

office  801.783.2950

fax      801.783.2960

www.sadlergibb.com | 2455 East Parleys Way Suite 320, Salt Lake City, UT 84109

Dixie Foods International, Inc and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	August 31, 2013	August 31, 2012

Assets

Current assets
Cash and cash equivalents	$762	$4,370
Inventories	8,781	9,565
Prepaid expenses	3,271	3,271
Total current assets	12,814	17,206

Property and equipment, net	2,049	2,722

Total assets	$14,863	$19,928

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$7,077	$7,034
Accrued expenses	7,000	6,400
Due to shareholder	8,691	1,944
Total current liabilities	22,768	15,378

Stockholders’ equity (deficit)

Preferred stock, $.001 par value; authorized 15,000,000 shares; issued and outstanding 0 shares at August 31, 2013 and August 31, 2012	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 7,506,000 shares at August 31, 2013, 6,671,000 shares at August 31, 2012	7,506	6,671
Additional paid-in capital	129,344	113,479
Deficit accumulated during the development stage	(144,755)	(115,600)
Total stockholders’ equity (deficit)	(7,905)	4,550
Total liabilities and stockholders’ equity (deficit)	$14,863	$19,928

See accompanying notes to audited financial statements.

Dixie Foods International, Inc and Subsidiary

(A Development Stage Company)

Consolidated Statement of Operations

For the Years Ended August 31, 2013 and 2012 and

Period from May 11, 2010 (inception) through August 31, 2013

			MAY 11, 2010
	YEARS ENDED		(INCEPTION)
	AUGUST 31,		THROUGH
	2013	2012	AUGUST 31, 2013

Net sales	$1,730	$711	$2,801
Cost of sales	785	176	1,461
Gross profit	945	535	1,340

Costs and expenses:
Selling, general and administrative expenses	29,428	44,934	144,783
Depreciation	672	576	1,312
	30,100	45,510	146,095
Loss from operations	(29,155)	(44,975)	(144,755)

Loss before income taxes	(29,155)	(44,975)	(144,755)
Income taxes	—	—	—
Net loss	$(29,155)	$(44,975)	$(144,755)

Basic and diluted net loss per share	—	—

Weighted average shares outstanding Basic and diluted	7,272,291	6,603,295

See accompanying notes to audited financial statements.

Dixie Foods International, Inc and Subsidiary

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Years Ended August 31, 2013 and 2012 and

Period from May 11, 2010 (inception) through August 31, 2013

			MAY 11, 2010
	YEARS ENDED		(INCEPTION)
	AUGUST 31,		THROUGH
	2013	2012	AUGUST 31, 2013

Cash flows from operating activities
Net loss	$(29,155)	$(44,975)	$(144,755)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	672	576	1,312
Issuance of common stock for services	3,200	—	22,200
Change in assets and liabilities
Inventories	784	(9,565)	(8,781)
Prepaid expenses	—	(3,271)	(3,271)
Accounts payable	44	6,585	7,077
Accrued expenses	600	850	7,000
Due to shareholder	6,747	(3,000)	8,691
Net cash (used in) operating activities	(17,108)	(52,800)	(110,527)

Cash flows from investing activities
Purchases of property and equipment	—	(1,446)	(3,361)
Net cash (used in) investing activities	—	(1,446)	(3,361)

Cash flows from financing activities
Common stock issued for cash	13,500	—	61,500
Preferred stock issued for cash	—	4,200	70,650
Payment of offering costs	—	—	(17,500)
Net cash provided by financing activities	13,500	4,200	114,650

Net increase (decrease) in cash and cash equivalents	(3,608)	(50,046)	762
Cash and cash equivalents, beginning of year	4,370	54,416	—
Cash and cash equivalents, end of year	$762	$4,370	$762

Supplementary information:
Cash paid for :
Interest	$—	$—	$—
Income taxes	$—	$—	$—

280,000 Shares issued for services to a related party @ .02 per share	$—	$—	$5,600
520,000 Shares issued for services @.02 per share	$—	$—	$10,400
150,000 Shares issued for services to directors @ .02 per share	$—	$—	$3,000
40,000 Shares issued for services to a related party @ .02 per share	$800	$—	$800
20,000 Shares issued for services @.02 per share	$400	$—	$400
100,000 Shares issued for services to directors @ .02 per share	$2,000	$—	$2,000

See accompanying notes to audited financial statements.

Dixie Foods International, Inc and Subsidiary

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficit

Period from May 11, 2010 (inception) through August 31, 2013

						Deficit
						Accumulated
					Additional	during the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Stage	Equity

Balance, May 11, 2010 (inception)	—	$—	—	$—	$—	$—	$—
Common stock issued for services	—	—	520,000	520	9,880	—	10,400
Common stock issued for services - related party	—	—	280,000	280	5,320	—	5,600
Common stock issued for cash to an initial investor	—	—	3,000,000	3,000	—	—	3,000
Common stock issued to directors for services	—	—	150,000	150	2,850	—	3,000
Common stock issued for cash	—	—	2,250,000	2,250	42,750	—	45,000
Net loss August 31, 2010	—	—	—	—	—	(30,875)	(30,875)
Balance, August 31, 2010	—	$—	6,200,000	$6,200	$60,800	$(30,875)	$36,125
Preferred stock issued for cash, net of costs	4,430	4	—	—	48,946	—	48,950
Net loss August 31, 2011	—	—	—	—	—	(39,750)	(39,750)
Balance, August 31, 2011	4,430	$4	6,200,000	$6,200	$109,746	$(70,625)	$45,325
Preferred stock issued for cash, net of costs	280	1	—	—	4,199	—	4,200
Conversion of 4710 shares of preferred to common	(4,710)	(5)	471,000	471	(466)	—	—
Net loss August 31, 2012	—	—	—	—	—	(44,975)	(44,975)
Balance, August 31, 2012	—	$—	6,671,000	$6,671	$113,479	$(115,600)	$4,550
Common stock issued for cash	—	—	675,000	675	12,825	—	13,500
Common stock issued for services - related party	—	—	40,000	40	760	—	800
Common stock issued for services	—	—	20,000	20	380	—	400
Common stock issued to directors for services	—	—	100,000	100	1,900	—	2,000
Net loss August 31, 2013	—	—	—	—	—	(29,155)	(29,155)
Balance, August 31, 2013	—	$—	7,506,000	$7,506	$129,344	$(144,755)	$(7,905)

See accompanying notes to audited financial statements.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2013 AND 2012

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

The Company’s independent accountants issued a “going concern” opinion on the Company’s August 31, 2013 and 2012 financial statements, since the Company has experienced losses from operations from May 11, 2010 (inception) through August 31, 2013. This matter raises substantial doubt about the Company’s ability to continue as a going concern

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

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

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2013 AND 2012

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods.

	August 31, 2013	August 31, 2012
Inventories	$8,781	$9,565
	$8,781	$9,565

Property and equipment

The Company records property, equipment at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. The Company generally provides for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets.

Asset Classification	Estimated Useful Life (years)
Computers and software	5

	August 31, 2013	August 31, 2012
Computer Equipment	$3,361	$3,361
Less: Accumulated depreciation	(1,312)	(639)
Property and Equipment, net	$2,049	$2,722

Depreciation for the fiscal year end periods ended August 31, 2013 and 2012 was $672 and $576, respectively.

Preferred Stock

At August 31, 2013 and August 31, 2012, the Company had 0 shares outstanding, respectively of its Series A Convertible Preferred Stock (“Series A”). Series A has a stated liquidation preference value of $15 per share, and each preferred share is convertible to 100 shares of the Company’s common stock upon written notice of the record holder to the Company at any time.

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

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2013 AND 2012

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of August 31, 2013, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

Revenue Recognition

The Company recognizes revenue when:

o Persuasive evidence of an arrangement exists;

o Shipment has occurred;

o Price is fixed or determinable; and

o Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the years ended August 31, 2013 and 2012 the Company has recognized $1,730 and $711, respectively of revenues and for the period from May 11, 2010 (inception) through August 31, 2013 the Company has recognized $2,801 in revenues.

Cost of Goods Sold

Cost of goods sold includes cost of inventories sold.

Earnings (loss) Per Common Share

The Company adopted FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the periods ended August 31, 2013 and August 31, 2012, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

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

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2013 AND 2012

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of August 31, 2013 or 2012, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses related to those assets and liabilities still held at the reporting date for the years ended August 31, 2013 and 2012.

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

NOTE 3 - STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, par value $0.001 per share.  As of August 31, 2013 and 2012, there are 7,506,000 and 6,671,000 shares of common stock issued and outstanding, respectively and 0 shares of preferred stock issued and outstanding, respectively.

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

During the twelve month period ended August 31, 2013, the Company sold 675,000 shares of Common Stock to four private investors at $0.02 per share, for a total of $13,500.

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

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2013 AND 2012

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

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

Subsequently, On October 1, 2013 the Company sold 500,000 shares of its common stock to a private investor at $0.08 per share, for a total of $40,000.

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

As of August 31, 2012 all Series A Convertible Preferred Stock has been converted to our Common Stock.

NOTE 4 - RELATED PARTY

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable note bearing no interest and due on demand. The balances payable to the shareholder at August 31, 2013 and August 31, 2012 were $8,691 and $1,944 respectively.

NOTE 5 - INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from May 11, 2011 (inception) through August 31, 2013 totaling $144,755. The start-up costs are being amortized over sixty months beginning in the year of initial operations.

NOTE 6 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At August 31, 2013, the Company had no amounts in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

YEARS ENDED AUGUST 31, 2013 AND 2012

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

NOTE 7 - NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits.

The following reconciles amounts reported in the financial statements:

	YEAR ENDED	YEAR ENDED
	AUGUST 31,	AUGUST 31,
	2013	2012

Net loss	$(29,155)	$(44,975)

Denominator for basic loss per share - Basic and diluted weighted average shares	7,272,291	6,603,295

Basic loss per common share	—	—

NOTE 8 - MANAGEMENT PLAN

For the next 12 months, the Company’s Plan of Operations is as follows:

Our primary focus over the course of the next 12 months will be to concentrate on increasing sales of our initial products in the commercial marketplace and establishing additional channels of distribution for the marketing of our products.

NOTE 9 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the twelve month  period ended August 31, 2013 of $29,155 and a net loss for the period from May 11, 2010 (inception) through August 31, 2013 of $144,755, At August 31, 2013, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to August 31, 2013 through December 6, 2013, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. On October 1, 2013 the Company sold 500,000 shares of its common stock to a private investor at $0.08 per share, for $40,000. Other than the disclosures shown, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 30, 2013, Dixie Foods International, Inc. (the “Company”) dismissed Lake & Associates, CPA’s LLC as the Company’s independent registered public accounting firm as a result of the revocation of such firm’s registration with the PCAOB. The decision to change the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the Company’s two most recently completed fiscal years and the subsequent interim period preceding the dismissal of Lake & Associates, CPA’s LLC there were no disagreements with Lake & Associates, CPA’s LLC on any matter of accounting principles or practices, financial statement disclosure, or accounting scope or procedure, which disagreements, if not resolved to the satisfaction of Lake & Associates, CPA’s LLC, would have caused Lake & Associates, CPA’s LLC to make reference thereto in its report on the financial statements for such years.

During the fiscal years ended August 31, 2012 and August 31, 2013 and the interim period through the dismissal of Lake & Associates, CPA’s LLC, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Lake & Associates, CPA’s LLC did not issue any reports on the financial statements of the Company for the fiscal year ended August 31, 2013.The report of Lake & Associates, CPA’s LLC on the Company’s financial statements as of and for the fiscal years ended August 31, 2011 and August 31, 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle, other than uncertainty as to the Company’s ability to continue as a going concern.

On September 17, 2013 the Registrant appointed Sadler, Gibb & Associates, LLC as our new independent registered public accounting firm. This appointment was approved by Registrant’s Board of Directors. During the two most recent fiscal years and through the date of such appointment, Registrant did not consult with Sadler, Gibb & Associates, LLC on either the application of accounting principles or type of opinion Sadler, Gibb & Associates, LLC might issue on the Registrant’s financial statements.

Item 9A.  Controls and Procedures.

Disclosure controls and procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of August 31, 2013. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2013.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of August 31, 2013 based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to section 404(c) of the Sarbanes-Oxley Act of 2002, as amended that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Our directors and executive officers are:

Name	Position

Robert E. Jordan	President, Chief Executive Officer, Director
Anthony Q. Joffe	Vice President and Director
Robert M. Snibbe, Jr.	Director
Robert P. Bova	Director
Steven Silberman	Director

Robert E. Jordan, 59, has been our President, Chief Executive Officer and a director since May 2011. Mr. Jordan was President of Southern Sauce Company, Inc., a specialty food company, from December 2004 to February 2008. Mr. Jordan retired from practicing law in 1998 and was not employed between February 2008 and May 2011.

Anthony Q. Joffe, 71, has been our Vice President since September 2011. From March 2005 until August 2006 he was President and CEO of Networth Technologies, Inc., a global management consulting, technology services and acquisition company. Mr. Joffe currently has been a director for Creative Solutions International, Inc., a business consulting company, since September 2009, a director of Creative Brands International of Delaware, Inc., a business consulting company, since September 2009 and a director of Internet Holding Group, Inc., a boat financing company, since May 2005. He served as president of USA Boating Sales, Inc., a boat sales company, from December 2001 to May 2007. He has been president of Internet Holding Group, Inc., a boat financing company, since May 2006. He served as a business and finance consultant to EM8 Financial, a boat and recreational vehicle finance company, from October 2006 to December 2008. He served as specialty operations manager of Credit Law Group, a credit and loan modification company, from December 2008 to May 2009. He served as a business consultant to Select Debt and Select Health, a debt settlement and health insurance company, from November 2009 to January 2011. In February of 2013 he became a Director of Delta Entertainment Group, Inc. (DENG), a publically traded company.

Robert M. Snibbe, Jr., 68, has been a director since August 2011. He has been a Clearwater, Florida based financial consultant and real estate and business broker specializing in corporate development and renewals and commercial and investment real estate since 1978. He is a Florida licensed real estate broker.

Robert P. Bova, 54, has been a director since September 2011. Since 2005 he has been CEO and a director of Vangard Voice Systems, Inc., a mobile voice recognition software provider.

Steven Silberman, 59, has been a director since September 2011. He has been a real estate appraiser since 1999. He was an associate appraiser for Applied Economics Group, Gainesville, Florida in 2005. He established his own appraisal firm in 2005 which was incorporated in September 2006 as North Florida Investor Services, Inc. which does business as SRS Appraisal Services, Inc. He is an associate member of the Appraisal Institute, a Florida State Certified General Appraiser and a realtor member of the Gainesville/Alachua County Board of Realtors.

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

No compensation was paid or accrued for our executive officers for the fiscal year ended August 31, 2012

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 16, 2013, the beneficial ownership of our 8,006,000 outstanding shares of Common Stock, by (1) the only persons who own of record or are known to own beneficially, more than 5% of our Common Stock; (2) each director and executive officer; and (3) all directors and officers as a group.

		Percentage of
		Outstanding
Name and Address *	Number of Shares	Common Shares

Robert E Jordan	3,145,000	39.28%
SEG Venture Group, Inc.	500,000	6.25%
2105 Avenue B, Bradenton Beach FL 34217
C. Michael Janowitz	490,000	6.12%
Robert K. Whitt	470,000	5.87%
North Bay Capital LLC	450,000	5.62%
Anthony Q. Joffe	300,000	3.75%
Robert M Snibbe, Jr	170,000	2.12%
Robert P Bova	70,000	0.87%
Steven Silberman	70,000	0.87%

Directors/Officers
As a group (5 persons)	3,755,000	46.90%

* address for all is c/o Dixie Foods International, Inc., 115 NE 6th Blvd., Williston, FL 32696

Promoters

We were founded in May 2011. Robert E. Jordan and Michael H. Jordan who were brothers, were instrumental in our organization and may be considered promoters of our company. They received no consideration for their services in connection with our organization, but Robert E. Jordan received 280,000 shares of common stock for serving as our president and CEO. Michael H. Jordan purchased 3,000,000 shares of our common stock for $3,000 in April 2011 and contributed a barbecue sauce recipe to us.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Director Independence

The following information concerning director independence is based on the director independence standards of The NASDAQ Stock Market Corporate Governance Rules, although our common stock is not listed on The NASDAQ Stock Market.

The Board has determined that directors Robert M. Snibbe, Jr, Robert P. Bova and Steven Silberman are independent directors within The NASDAQ Stock Market’s director independence standards. Directors Robert E. Jordan and Anthony Q. Joffe are not independent. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence. The Board has not designated a separate compensation or nominating committee.

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

Item 14.  Principal Accountant Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by Sadler, Gibb and Associates, LLC and Lake and Associates CPA’s, LLC for fiscal years 2013 and 2012

	August 31, 2013	August 31, 2012
Audit Fees - Lake and Associates	$4,500	$8,500
Audit Fees - Sadler, Gibb and Associates	$4,500	$—
Audit Related Fees	—	—
Tax Fees	250	500
All Other Fees	—	—
Total	$9,250	$9,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to fiscal 2013 were pre-approved by the entire Board of Directors.

Pre-approved Policies

The board of directors, acting as the audit committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence.  All of the services described above for the years ended August 31, 2013 and 2012 were approved by the board of directors pursuant to its policies and procedures.

Board of Directors Report

The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Board concerning independence, and has discussed with its independent auditor its independence from the Company.

 The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended August 31, 2013 for filing with the SEC.

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

DIXIE FOODS INTERNATIONAL, INC.

December 16, 2013	By: /s/ Robert E. Jordan
Robert E. Jordan
President (principal executive and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Jordan	President (principal executive officer and	December 16, 2013
Robert E. Jordan	principal accounting officer) and director

/s/ Anthony Q. Joffe	Vice President and director	December 16, 2013
Anthony Q. Joffe

/s/ Robert M. Snibbe, Jr.	Director	December 16, 2013
Robert M. Snibbe, Jr.

/s/ Robert P. Bova	Director	December 16, 2013
Robert P. Bova

/s/ Steven Silberman	Director	December 16, 2013
Steven Silberman