Form 10-Q
period 2013-11-30
Dixie Foods International, Inc
filed 2014-01-14
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[√]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

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

☐ Yes  ☒ No

As of January 8, 2014 issuer had 8,006,000 shares of common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Dixie Foods International, Inc and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	November 30, 2013 (Unaudited)	August 31, 2013

Assets

Current assets
Cash and cash equivalents	$13,269	$762
Inventories	6,049	8,781
Prepaid expenses	3,271	3,271
Total current assets	22,589	12,814

Property and equipment, net	1,881	2,049

Total assets	$24,470	$14,863

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$3,963	$7,077
Accrued expenses	5,500	7,000
Due to shareholder	—	8,691
Total current liabilities	9,463	22,768

Stockholders’ equity (deficit)

Preferred stock, $.001 par value; authorized 15,000,000 shares; issued and outstanding 0 shares at November 30, 2013 and August 31, 2013	—	—
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 8,006,000 shares at November 30, 2013, 7,506,000 shares at August 31, 2013	8,006	7,506
Additional paid-in capital	164,094	129,344
Deficit accumulated during the development stage	(157,093)	(144,755)
Total stockholders’ equity (deficit)	15,007	(7,905)
Total liabilities and stockholders’ equity (deficit)	$24,470	$14,863

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc and Subsidiary

(A Development Stage Company)

Consolidated Statement of Operations

For the Three Months Ended November 30, 2013 and 2012 and

Period from May 11, 2010 (inception) through November 30, 2013

(Unaudited)

			MAY 11, 2010
	THREE MONTH		(INCEPTION)
	PERIOD ENDED		THROUGH
	NOVEMBER 30,		NOVEMBER 30,
	2013	2012	2013

Net sales	$1,104	$1,126	$3,905
Cost of sales	2,732	509	4,193
Gross profit	(1,628)	617	(288)

Costs and expenses:
Selling, general and administrative expenses	10,542	6,903	155,325
Depreciation	168	168	1,480
	10,710	7,071	156,805
Loss from operations	(12,338)	(6,454)	(157,093)

Loss before income taxes	(12,338)	(6,454)	(157,093)
Income taxes	—	—	—
Net loss	$(12,338)	$(6,454)	$(157,093)

Basic and diluted net loss per share	—	—

Weighted average shares outstanding Basic and diluted	7,667,111	6,676,000

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc and Subsidiary

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Three Months Ended November 30, 2013 and 2012 and

Period from May 11, 2010 (inception) through November 30, 2013

(Unaudited)

			MAY 11, 2010
	THREE MONTH		(INCEPTION)
	PERIOD ENDED		THROUGH
	NOVEMBER 30,		NOVEMBER 30,
	2013	2012	2013

Cash flows from operating activities
Net loss	$(12,338)	$(6,454)	$(157,093)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	168	168	1,480
Issuance of common stock for services	—	—	22,200
Change in assets and liabilities
Inventories	2,732	509	(6,049)
Prepaid expenses	—	—	(3,271)
Accounts payable	(3,114)	6,499	3,963
Accrued expenses	(1,500)	(4,200)	5,500
Due to shareholder	(8,691)	—	—
Net cash (used in) operating activities	(22,743)	(3,478)	(133,270)

Cash flows from investing activities
Purchases of property and equipment	—	—	(3,361)
Net cash (used in) investing activities	—	—	(3,361)

Cash flows from financing activities
Common stock issued for cash	40,000	3,000	101,500
Preferred stock issued for cash	—	—	70,650
Payment of offering costs	(4,750)	—	(22,250)
Net cash provided by financing activities	35,250	3,000	149,900

Net increase (decrease) in cash and cash equivalents	12,507	(478)	13,269
Cash and cash equivalents, beginning of period	762	4,370	—
Cash and cash equivalents, end of period	$13,269	$3,892	$13,269

Supplementary information:
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

280,000 Shares issued for services to a related party @ .02 per share	$—	$—	$5,600
520,000 Shares issued for services @.02 per share	$—	$—	$10,400
150,000 Shares issued for services to directors @ .02 per share	$—	$—	$3,000
40,000 Shares issued for services to a related party @ .02 per share	$—	$—	$800
20,000 Shares issued for services @.02 per share	$—	$—	$400
100,000 Shares issued for services to directors @ .02 per share	$—	$—	$2,000

See accompanying notes to unaudited financial statements.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE MONTH PERIODS ENDED NOVEMBER 30, 2013 AND 2012

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Dixie Foods International, Inc. (the “Company”) was formed to operate a specialty food business for salad dressing, sauces and condiments. The Company was organized under the laws of the State of Florida. The Company’s year-end is August 31. We operate from our office at 115 N.E 6th Blvd., Williston, Florida 32696.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 10K. The financial data for the three month periods presented may not necessarily reflect the results to be anticipated for the complete year ended August 31, 2014.

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

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE MONTH PERIODS ENDED NOVEMBER 30, 2013 AND 2012

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods.

	November 30, 2013	August 31, 2013
Inventories	$6,049	$8,781
	$6,049	$8,781

Property and equipment

The Company records property, equipment at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. The Company generally provides for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets.

Asset Classification	Estimated Useful Life (years)
Computers and software	5

	November 30, 2013	August 31, 2013
Computer Equipment	$3,361	$3,361
Less: Accumulated depreciation	(1,480)	(1,312)
Property and Equipment, net	$1,881	$2,049

Depreciation for the and three month periods ended November 30, 2013 and 2012 was $168 and $168, respectively.

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

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE MONTH PERIODS ENDED NOVEMBER 30, 2013 AND 2012

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.  For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of November 30, 2013, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  All of the Company’s tax years are subject to federal and state tax examination.

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred;

•	Price is fixed or determinable; and

•	Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three month periods ended November 30, 2013 and 2012 the Company has recognized $1,104 and $1,126, respectively of revenues and for the period from May 11, 2010 (inception) through November 30, 2013 the Company has recognized $3,905 in revenues.

Cost of Goods Sold

Cost of goods sold includes cost of inventories sold.

Earnings (loss) Per Common Share

The Company adopted FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the periods ended November 30, 2013 and August 31, 2013, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

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

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE MONTH PERIODS ENDED NOVEMBER 30, 2013 AND 2012

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of November 30, 2013 and August 31, 2013, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses related to those assets and liabilities still held at the reporting date for the periods ended November 30, 2013 and August 31, 2013.

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

NOTE 3 - STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, par value $0.001 per share.  As of November 30, 2013 and August 31, 2013, there are 8,006,000 and 7,506,000 shares of common stock issued and outstanding, respectively and zero shares of preferred stock issued and outstanding, respectively.

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

During the three month period ended November 30, 2013, the Company sold 500,000 shares of Common Stock to a private investor at $0.08 per share, for a total of $40,000.

During the three month period ended November 30, 2012, the Company sold 150,000 shares of Common Stock to a private investor at $0.02 per share, for a total of $3,000

Preferred Stock

Our board of directors has the authority, without stockholder approval, to issue up to 15,000,000 shares of preferred stock, $.001 par value. The authorized preferred stock may be issued by the Board of Directors in one or more series and with the rights, privileges and limitations of the preferred stock determined by the Board of Directors. The rights, preferences, powers and limitations on different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and other matters.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE MONTH PERIODS ENDED NOVEMBER 30, 2013 AND 2012

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable note bearing no interest and due on demand. During the three month period ended November 30, 2013 all expenses were repaid. The balance payable to the shareholder at November 30, 2013 and August 31, 2013 were $0 and $8,691 respectively.

NOTE 5 - NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits.

The following reconciles amounts reported in the financial statements:

	Three Months Ended	Three Months Ended
	November 30, 2013	November 30, 2012

Net loss	$(12,338)	$(6,454)

Denominator for basic loss per share -
Basic and diluted weighted average shares	7,667,111	6,676,000

Basic loss per common share	—	—

NOTE 6 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the three month period ended November 30, 2013 of $12,338 and a net loss for the period from May 11, 2010 (inception) through November 30, 2013 of $157,093, At November 30, 2013, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to November 30, 2013 through January 8, 2014, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures shown below, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Our offices are located at 115 N.E. 6th Blvd, Williston, FL 32696 and our phone number is (800) 366-5174.

Results of Operations

In the three months ended November 30, 2013 the Company had $1,104 in sales of products and $2,732 in Cost of Sales. Selling, general and administrative expenses were $10,542 and depreciation was $168. As a result the Company lost $12,338 in the three months ended November 30, 2013.

In the three months ended November 30, 2012 the Company had $1,126 in sales of products and $509 in Cost of Sales. Selling, general and administrative expenses were $6,903 and depreciation was $168. As a result the Company lost $6,454 in the three months ended November 30, 2012.

Liquidity and Capital Resources

During the three months ended November 30, 2013, working capital increased $23,080 to a surplus of $13,126 from a deficit of $9,954.  The primary reason for the increase was the increase in cash of $12,507 and decreases in inventory of $2,732, accrued expenses of $1,500 accounts payable of $3,114 and due to shareholder of $8,691. During this same period, stockholders’ equity increased $22,912 to 15,007 from ($7,905).  The increase in stockholders’ equity is due to the net proceeds from the sale of the common stock $35,250 offset by the net loss for the period of ($12,338).

Cash flows

Net cash used in operating activities was $22,743 for the three months ended November 30, 2013. In the 2013 period cash was used by our loss from operations and decreases in accrued expenses and accounts payable and due to shareholder offset by cash provided by decreases in inventories.

Net cash used in operating activities was $3,478 for the three months ended November 30, 2012. In the 2012 period cash was used by our loss from operations and decreases in accrued expenses offset by cash provided by our increase in accounts payable and decreases in inventories.

Net cash provided by financing activities for the three months ended November 30, 2013 was $35,250 and reflects common stock issued for cash net of costs of $4,750 described below.

Net cash provided by financing activities for the three months ended November 30, 2012 was $3,000 and reflects common stock issued for cash described below.

Recent Financing Transactions

During the three months ended November 30, 2013, the Company sold 500, 000 shares of Common Stock at $0.08 per share, for a total of $40,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Changes in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our Form 10-K filed December 16, 2013. You should consider carefully all of the material risks described in such registration statement before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered sale of equity securities.

During the quarter ended November 30, 2013, the Company sold 500,000 shares of Common Stock at $0.08 per share, for a total of $40,000, to one investor.

We believe that the sale was exempt from registration under Section 4(2) of the Securities Act of 1933. The securities were not offered publicly but only to one identified person. We believe the shareholder was knowledgeable and sophisticated in investment matters. The shareholder acknowledged that the shares were not registered under the Securities Act of 1933 and agreed to not sell or transfer the shares without complying with the registration requirements of the said Act or pursuant to an exemption from such registration requirements. The certificate for such shares contains a legend restricting transfer of the shares without registration under the Securities Act of 1933 or an exemption from such registration and a stop transfer order has been lodged against such shares. There were no fees, commissions or expenses paid to underwriters or finders’ in connection with the offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

DIXIE FOODS INTERNATIONAL, INC.

January 14, 2014	By: /s/ Robert E. Jordan
Robert E. Jordan, President (principal executive and accounting officer)