Form 10-K/A
period 2013-08-31
Dixie Foods International, Inc
filed 2014-02-03
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to Form 10-K for the year ended August 31, 2013 is being filed to provide a revised accountants’ opinion covering all periods presented in the financial statements herein. This Amendment is not intended to update other information presented in this report as originally filed other than Item 8 which is included in this Amendment No. 1. This Amendment No. 1 also provides the Registrant’s correct Commission File Number on the cover page.

PART II

Item 8.  Financial Statements and Supplementary Data

Please see our Financial Statements beginning on page F-1 of this annual report

Dixie Foods International, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Dixie Foods International, Inc.

We have audited the accompanying consolidated balance sheets of Dixie Foods International, Inc., as of August 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on May 11, 2010 through August 31, 2013 . These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dixie Foods International, Inc., as of August 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the period from inception on May 11, 2010 through August 31, 2013 , in conformity with U.S. generally accepted accounting principles.

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

PART IV

Item 15. Exhibits

3.1	Articles of Incorporation. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed November 17, 2010)

3.2	By-laws. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed November 17, 2010)

10.1	Contribution to capital letter agreement. (Incorporated by Reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1/A-3 filed March 17, 2011)

14.1	Code of Ethics. (Incorporated by Reference to Exhibit 14.1 to Registrant’s Registration Statement on Form S-1 filed November 17, 2010)

21	Subsidiaries of the Registrant. (Incorporated by Reference to Exhibit 21 to Registrant’s Annual Report on Form 10-K filed December 16, 2013)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

**    No changes made to XBRL data. Previously submitted with Registrant’s Annual Report on Form 10-K filed December 16, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIXIE FOODS INTERNATIONAL, INC.

February 3, 2014	By: /s/ Robert E. Jordan
Robert E. Jordan
President (principal executive and accounting officer)