Form 10-Q
period 2014-02-28
Dixie Foods International, Inc
filed 2014-04-02
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[√]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

(352) 577-5864

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,“ “accelerated filer“ and “smaller reporting company“ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes  ☒ No

As of March 25, 2014 issuer had 8,006,000 shares of common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Dixie Foods International, Inc and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	February 28,	August 31,
	2014	2013
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$106	$762
Accounts Receivable	48	—
Inventories	6,027	8,781
Prepaid expenses	3,271	3,271
Total current assets	9,452	12,814

Property and equipment, net	2,078	2,049

Total assets	$11,530	$14,863

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$11,682	$7,077
Accrued expenses	2,200	7,000
Due to shareholder	—	8,691
Total current liabilities	13,882	22,768

Stockholders’ deficit
Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 8,006,000 and 7,506,000 shares issued and outstanding at February 28, 2014 and August 31, 2013, respectively	8,006	7,506
Additional paid-in capital	164,094	129,344
Deficit accumulated during the development stage	(174,452)	(144,755)
Total stockholders’ deficit	(2,352)	(7,905)
Total liabilities and stockholders’ deficit	$11,530	$14,863

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

For the Three and Six Months Ended February 28, 2014 and  2013 and

Period from May 11, 2010 (inception) through February 28, 2014

(Unaudited)

					From Inception
					on May 11,
	For the Three Months Ended		For the Six Months Ended		2010 through
	February 28,		February 28,		February 28,
	2014	2013	2014	2013	2014

Net sales	$48	$384	$1,152	$1,510	$3,953
Cost of sales	22	173	2,754	682	4,215
Gross profit	26	211	(1,602)	828	(262)

Costs and expenses:
Selling, general and administrative expenses	17,200	10,154	27,742	17,057	172,525
Depreciation	185	168	353	336	1,665
	17,385	10,322	28,095	17,393	174,190
Loss from operations	(17,359)	(10,111)	(29,697)	(16,565)	(174,452)

Loss before income taxes	(17,359)	(10,111)	(29,697)	(16,565)	(174,452)
Income taxes	—	—	—	—	—
Net loss	$(17,359)	$(10,111)	$(29,697)	$(16,565)	$(174,452)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	8,006,000	7,397,180	7,836,556	7,105,889

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Six Months Ended February 28, 2014 and  2013 and

Period from May 11, 2010 (inception) through February 28, 2014

(Unaudited)

			From Inception
			on May 11,
	For the Six Months Ended		2010 through
	February 28,		February 28,
	2014	2013	2014

Cash flows from operating activities
Net loss	$(29,697)	$(16,565)	$(174,452)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	353	336	1,665
Issuance of common stock for services	—	3,200	22,200
Change in assets and liabilities:
Accounts Receivable	(48)	—	(48)
Inventories	2,754	682	(6,027)
Prepaid expenses	—	—	(3,271)
Accounts payable	4,605	3,728	11,682
Accrued expenses	(4,800)	(4,190)	2,200
Net cash (used in) operating activities	(26,833)	(12,809)	(146,051)

Cash flows from investing activities
Purchases of property and equipment	(382)	—	(3,743)

Cash flows from financing activities
Common stock issued for cash	40,000	13,500	101,500
Preferred stock issued for cash	—	—	70,650
Net payments on related party payables	(8,691)	—	—
Payment of stock offering costs	(4,750)	—	(22,250)
Net cash provided by financing activities	26,559	13,500	149,900

Net increase (decrease) in cash and cash equivalents	(656)	691	106
Cash and cash equivalents, beginning of period	762	4,370	—
Cash and cash equivalents, end of period	$106	$5,061	$106

Supplementary information:
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying notes to unaudited financial statements.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2014 AND 2013

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

Basis of Presentation (Continued)

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

(A DEVELOPMENT STAGE COMPANY)

THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2014 AND 2013

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods.  Cost of goods sold includes cost of inventories sold.

	February 28, 2014	August 31, 2013
Inventories	$6,027	$8,781
	$6,027	$8,781

Property and equipment

The Company records property, equipment at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. The Company generally provides for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets.

Asset Classification	Estimated Useful Life (years)
Computers and software	5

	February 28, 2014	August 31, 2013
Computer Equipment	$3,743	$3,361
Less: Accumulated depreciation	(1,665)	(1,312)
Property and Equipment, net	$2,078	$2,049

Depreciation for the six month periods ended February 28, 2014, and 2013 was $353 and $336, respectively.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2014 AND 2013

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

The Company recognizes the financial  statement benefit of an uncertain tax position only after  considering  the  probability  that a tax  authority  would sustain  the  position  in  an   examination.   For  tax  positions   meeting  a “more-likely-than-not”   threshold,  the  amount  recognized  in  the  financial statements is the benefit  expected to be realized upon  settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of February 28, 2014, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  All of the Company’s tax years are subject to federal and state tax examination.

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred;

•	Price is fixed or determinable; and

•	Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three and six month periods ended February 28, 2014 and 2013 the Company has recognized $48 and $384, and $1,152 and $1,510, respectively of revenues and for the period from May 11, 2010 (inception) through February 28, 2014 the Company has recognized $3,953 in revenues.

Basic and Diluted Loss Per Common Share

The Company adopted FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the periods ended February 28, 2014 and August 31, 2013, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

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

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2014 AND 2013

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of February 28, 2014 and August 31, 2013, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses related to those assets and liabilities still held at the reporting date for the periods ended February 28, 2014 and August 31, 2013.

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

NOTE 3 - STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, par value $0.001 per share.  As of February 28, 2014 and August 31, 2013, there are 8,006,000 and 7,506,000 shares of common stock issued and outstanding, respectively and zero shares of preferred stock issued and outstanding, respectively.

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

During the six month period ended February 28, 2014, the Company sold 500,000 shares of   Common Stock to a private investor at $0.08 per share, for a total of $40,000.

During the year ended August 31, 2013, the Company sold 675,000 shares of Common Stock to four private investors at $0.02 per share, for a total of $13,500

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2014 AND 2013

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

In June 2012 our Board of Directors approved the issuance of 20,000 shares of common stock to each of our five directors, 100,000 shares in total, 40,000 shares of our common stock to our Vice President as compensation and 20,000 shares of our common stock for legal services rendered. Such issuances were subject to our common stock being approved for broker dealer market making by FINRA and initiation of trading. Such conditions were met as of December 12, 2012.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable note bearing no interest and due on demand. During the six month period ended February 28, 2014 all related party obligations were repaid. The balance payable to the shareholder at February 28, 2014 and August 31, 2013 were $-0- and $8,691 respectively.

NOTE 5 - NET LOSS PER SHARE

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits.

The following reconciles amounts reported in the financial statements:

	Six Months Ended	Six Months Ended
	February 28, 2014	February 28, 2013

Net loss	$(29,697)	$(16,565)

Denominator for basic loss per share -
Basic and diluted weighted average shares	7,836,556	7,105,889

Basic loss per common share	—	—

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2014 AND 2013

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the six month  period ended February 28, 2014 of $29,697 and a net loss for the period from May 11, 2010 (inception) through February 28, 2014 of $174,452, At February 28, 2014, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to February 28, 2014 through March 25, 2014, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures shown below, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying consolidated financial statements.

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

Our offices are located at 115 N.E. 6th Blvd, Williston, FL 32696 and our phone number is (352) 577-5864.

Results of Operations

In the three months ended February 28, 2014 the Company had $48 in sales of products and $22 in Cost of Sales. Selling, general and administrative expenses were $17,200 and depreciation was $185. As a result the Company lost $17,359 in the three months ended February 28, 2014.

In the three months ended February 28, 2013 the Company had $384 in sales of products and $173 in Cost of Sales. Selling, general and administrative expenses were $10,154 and depreciation was $168. As a result the Company lost $10,111 in the three months ended February 28, 2013.

In the six months ended February 28, 2014 the Company had $1,152 in sales of products and $2,754 in Cost of Sales. Selling, general and administrative expenses were $27,742 and depreciation was $353. As a result the Company lost $29,697 in the six months ended February 28, 2014.

In the six months ended February 28, 2013 the Company had $1,510 in sales of products and $682 in Cost of Sales. Selling, general and administrative expenses were $17,057 and depreciation was $336. As a result the Company lost $16,565 in the six months ended February 28, 2013.

Liquidity and Capital Resources

During the six months ended February 28, 2014, working capital increased $5,524 to a deficit of $4,430 from a deficit of $9,954.  The primary reason for the increase was the decreases in inventory of $2,754, and cash of $656, and decreases in accrued expenses of $4,800 and due to shareholder of $8,691 and increases in accounts payable of $4,605. During this same period, stockholders’ equity increased $5,553 to ($2,352) from ($7,905).  The increase in stockholders’ equity is due to the net proceeds from the sale of the common stock $35,250 offset by the net loss for the period of $29,697.

Cash flows

Net cash used in operating activities was $26,833 for the six months ended February 28, 2014. In the 2014 period cash was used by our loss from operations and decreases in accrued expenses  offset by cash provided by decreases in inventories and increases in accounts payable.

Net cash used in operating activities was $12,809 for the six months ended February 28, 2013. In the 2013 period cash was used by our loss from operations and decreases in accrued expenses offset by cash provided by our increase in accounts payable and decreases in inventories and issuance of common stock for services

Net cash used in investing activities was $382 for the six months ended February 28, 2014 and reflects purchases of property and equipment.

Net cash provided by financing activities for the six months ended February 28, 2014 was $26,559 and reflects common stock issued for cash of $40,000 net of stock offering costs of $4,750, and net payments on related party liabilities of $8,691.

Net cash provided by financing activities for the six months ended February 28, 2013 was $13,500 and reflects common stock issued for cash.

Recent Financing Transactions

During the six months ended February 28, 2014, the Company sold 500, 000 shares of Common Stock at $0.08 per share, for a total of $40,000.

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

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered sale of equity securities.

During the six months ended February 28, 2014, the Company sold 500,000 shares of Common Stock at $0.08 per share, for a total of $40,000, to one investor.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

DIXIE FOODS INTERNATIONAL, INC.

April 2, 2014	/s/: Robert E. Jordan
Robert E. Jordan President, Principal executive officer and principal accounting officer