Form 10-Q
period 2014-05-31
Dixie Foods International, Inc
filed 2014-07-15
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 000-54536

DIXIE FOODS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	80-0608195
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

c/o KCI Investments, LLC; 4033 South Dean Martin Drive; Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 834-7101

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐Yes ☒No

As of July 14, 2014 issuer had 42,570,976 shares of common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Dixie Foods International, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	May 31,	August 31,
	2014	2013
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$549	$762
Accounts Receivable	48	0
Inventories	6,027	8,781
Prepaid expenses	3,271	3,271
Total current assets	9,896	12,814

Property and equipment, net	1,893	2,049

Total assets	$11,789	$14,863

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$2,338	$7,077
Accrued expenses	1,500	7,000
Deposit on Sale of Stock	25,000
Due to shareholder	0	8,691
Total current liabilities	28,838	22,768

Stockholders' deficit

Preferred stock, $0.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized, 8,006,000 and 7,506,000 shares issued and outstanding, respectively	8,006	7,506
Additional paid-in capital	164,094	129,344
Deficit accumulated during the development stage	(189,149)	(144,755)
Total stockholders' deficit	$(17,049)	$(7,905)
Total liabilities and stockholders' deficit	$11,789	$14,863

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

For the Three and Nine Months Ended May 31, 2014 and 2013 and

Period from May 11, 2010 (inception) through May 31, 2014

(Unaudited)

	For the Three Months Ended May 31		For the Nine Months Ended May 31		From Inception on May 11, 2010 through 31-May
	2014	2013	2014	2013	2014

Net sales	$0.00	$220.00	$1,152.00	$1,730.00	$3,953.00
Cost of sales	-	103	2,754	785	4,214
Gross profit	-	117	(1,602)	945	(261)

Costs and expenses:
Selling, general and administrative expenses	14,512	4,698	42,254	21,755	187,038
Depreciation	185	168	538	504	1,850
	14,697	4,866	42,792	22,259	188,888
Loss from operations	(14,697)	(4,749)	(44,394)	(21,314)	(189,149)

Loss before income taxes	(14,697)	(4,749)	(44,394)	(21,314)	(189,149)
Income taxes	-	-	-	-	-
Net loss	$(14,696.53)	$(4,749.00)	$(44,394.02)	$(21,314.00)	$(189,149.09)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding	8,006,000	7,506,000	8,006,000	7,193,243

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Nine Months Ended May 31, 2014 and 2013 and

Period from May 11, 2010 (inception) through May 31, 2014

(Unaudited)

			From Inception
			on May 11,
	For the Nine Months Ended		2010 through
	May 31,		31-May
	2014	2013	2014

Cash flows from operating activities
Net loss	(44,394)	(21,314)	(189,149)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	538	504	1,850
Issuance of common stock for services	-	3,200	22,200
Change in assets and liabilities:
Accounts Receivable	(48)	-	(48)
Inventories	2,754	785	(6,027)
Prepaid expenses	-	-	(3,271)
Accounts payable	(4,740)	569	2,337
Due to Shareholder		4,247
Accrued expenses	19,500	(4,350)	26,500
Net cash (used in) operating activities	(26,390)	(16,359)	(145,608)

Cash flows from investing activities
Purchases of property and equipment	(382)	-	(3,743)
Net cash (used in) investing activities	(382)	-	(3,743)

Cash flows from financing activities
Common stock issued for cash	35,250	13,500	172,100
Preferred stock issued for cash	-	-
Net payments on related party payables	(8,691)	-	-
Payment of stock offering costs	-	-	(22,200)
Net cash provided by financing activities	26,559	13,500	149,900

Net increase (decrease) in cash and cash equivalents	(213)	(2,859)	549
Cash and cash equivalents, beginning of period	762	4,370	-
Cash and cash equivalents, end of period	$549	$1,511	$549

Supplementary information:
Cash paid for :
Interest	$0	$0	$0
Income taxes	$0	$0	$0

See accompanying notes to unaudited financial statements.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Dixie Foods International, Inc. (the “Company”) was formed to operate a specialty food business for salad dressing, sauces and condiments. The Company was organized under the laws of the State of Florida. The Company’s year-end is August 31. We operate from our office at: 4033 South Dean Martin Drive; Las Vegas, NV 89103.

On January 6, 2012, the Company formed Dixie Sauce Co, Inc. (Dixie Sauce) a corporation as a wholly-owned subsidiary of the Company and transferred all assets and liabilities related to its specialty foods business to this subsidiary.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10K. The financial data for the three and six month periods presented may not necessarily reflect the results to be anticipated for the complete year ended August 31, 2014.

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

The Company's independent accountants issued a “going concern” opinion on the Company’s August 31, 2013 and 2012 financial statements, since the Company has experienced losses from operations from May 11, 2010 (inception) through August 31, 2013. This matter raises substantial doubt about the Company’s ability to continue as a going concern

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

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

	May 31, 2013	August 31, 2013
Finished goods inventories	$6,027	$8,781
	$6,027	$8.781

Property and Equipment

The Company records property, equipment at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. The Company generally provides for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets.

Asset Classification	Estimated Useful Life (years)
Computers and software	5

	May 31, 2014	August 31, 2013
Computer Equipment	$3,361	$3,361
Less: Accumulated Depreciation	$(1,468)	$(1,312)
Property and equipment, net	$1,893	$2,049

Depreciation for the nine month periods ended May 31, 2014, and 2013 was $538 and $504, respectively.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of May 31, 2014, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

Revenue Recognition

The Company recognizes revenue when:

•	persuasive evidence of an arrangement exists;
•	shipment has occurred;
•	price is fixed or determinable, and
•	collectability is reasonably assured.

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. The Company has recognized Net Sales of $0 and $220 for the three month periods ended May 31, 2014 and 2013, respectively, and $1,152 and $1,730 for the nine months ended May 31, 2014 and 2013. For the period from May 11, 2010 (inception) through May 31, 2014 the Company has recognized $3,953 in revenues.

Basic and Diluted Loss per Common Share

The Company adopted FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the periods ended May 31, 2014 and August 31, 2013, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of May 31, 2014 and August 31, 2013, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses related to those assets and liabilities still held at the reporting date for the periods ended May 31, 2014 and August 31, 2013.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, par value $0.001 per share. As of May 31, 2014 and August 31, 2013, there were 8,006,000 and 7,506,000 shares of common stock issued and outstanding, respectively, and zero shares of preferred stock issued and outstanding, respectively.

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

During the nine month period ended May 31, 2014, the Company sold 500,000 shares of Common Stock to a private investor at $0.08 per share, for a total of $40,000. Additionally, in connection with Agreement of Share Purchase and Sale of Assets dated April 13, 2014, KCI paid the Company a $25,000, nonrefundable deposit. The Company recorded this deposit as capital liability. (See Note 6 - Subsequent Events; Reverse Merger.)

During the year ended August 31, 2013, the Company sold 675,000 shares of Common Stock to four private investors at $0.02 per share, for a total of $13,500

In June 2012, our Board of Directors approved the issuance of: 20,000 shares of common stock to each of our five directors (100,000 shares in total); 40,000 shares of our common stock to our Vice President as compensation, and 20,000 shares of our common stock for legal services rendered. Such issuances were subject to our common stock being approved for broker dealer market making by FINRA and initiation of trading. Such conditions were met as of December 12, 2012.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable note bearing no interest and due on demand. During the nine month period ended May 31, 2014 all related party obligations were repaid. The balance payable to the shareholder at May 31, 2014 and August 31, 2013 were $-0- and $8,691, respectively.

NOTE 5 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the nine month period ended May 31, 2014 and an accumulated deficit for the period from May 11, 2010 (inception) through May 31, 2014. At May 31, 2014, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company currently is a development-stage company and its continued existence is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital.  The Company has yet to generate a significant internal cash flow, and until sales of products increase beyond current levels, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company’s operations may cease to exist.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to May 31, 2014 through the date of this report for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures shown below, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying consolidated financial statements.

Acquisition of KCI Investments, LLC

On June 4, 2014, pursuant to a Agreement of Share Purchase and Sale of Assets dated April 13, 2014, as amended on May 15, 2014 (collectively, the “Purchase Agreement”), the Company completed the acquisition (the "Acquisition") of 100% of the issued and outstanding membership interests of KCI Investments, LLC ("KCI Investments") from KCI Holding I, LLC ("KCI Holding"). In exchange for the sale of the membership interests of KCI Investments to the Company, the Company issued to KCI Holding an aggregate of 34,508,976 shares of the Company's common stock. In addition, pursuant to the Purchase Agreement, KCI Holding purchased and acquired from certain shareholders of our company an aggregate of 6,305,400 shares of our issued and outstanding common stock.

As a result of the Acquisition, KCI Investments became our wholly owned subsidiary of the Company, and KCI Holding became a stockholder of our company owning an aggregate of 40,814,376 shares of our common stock, representing 96% of our issued and outstanding shares of common stock.

In connection with the transactions contemplated by the Purchase Agreement, KCI paid the Company a $25,000, nonrefundable advance which was recorded as a liability on the Company’s May 31, 2014 balance sheet.

KCI Investments, LLC is a Nevada limited liability company that is engaged in developing, owning and operating a multi-brand chain of fast casual restaurants, currently under two franchise brands: Capriotti’s Sandwich Shops and Papa John’s. KCI Investments, LLC, was formed on November 8, 2004, but did not engage in any business operations until November 2010. KCI Investments, LLC is headquartered in Las Vegas, Nevada.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

The following discussion and analysis of the Company’s financial condition and results of operations should be read with the condensed financial statements and related notes contained in this quarterly report on Form 10-Q (“Form 10-Q”). All statements other than statements of historical fact included in this Form 10-Q are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment. You should carefully review the risks described in this Form 10-Q and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

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

Our offices are located at: c/o KCI Investments, LLC; 4033 South Dean Martin Drive; Las Vegas, NV 89103 and our phone number is (702) 834-7101.

Results of Operations

During the three months ended May 31, 2014, the Company had $-0- in net sales of products and $-0- in cost of sales. Selling, general and administrative expenses (“SG&A”) were $14,512 and depreciation was $185. As a result, the Company incurred a net loss of $14,697 during the three months ended May 31, 2014. During the three months ended May 31, 2013, the Company had $220 in net sales of products and $103 in cost of sales. Selling, general and administrative expenses were $4,698 and depreciation was $168. As a result the Company lost $4,749 during the three months ended May 31, 2013.

During the nine months ended May 31, 2014, the Company had $1,152 in sales of products and $2,754 in Cost of Sales. Selling, general and administrative expenses were $42,254 and depreciation was $353. As a result, the Company lost $44,394 during the nine months ended May 31, 2014. During the nine months ended May 31, 2013, the Company had $1,730 in sales of products and $785 in Cost of Sales. Selling, general and administrative expenses were $21,755 and depreciation was $504. As a result, the Company lost $21,314 during the nine months ended May 31, 2013.

Sales and cost of sales were lower during the three and nine months ended May 31, 2014 vs. the comparable period in 2013 primarily due to a decrease in operating and marketing activity as a result of the pending reverse merger with KCI Investments, LLC. SG&A was higher during the three months and nine months ended May 31, 2014 vs. the comparable period in 2013 primarily due to legal and other expenses related to the reverse merger (see Note 6 - Subsequent Events; Reverse Merger).

Liquidity and Capital Resources

During the nine months ended May 31, 2014, the Company's working capital deficit increased $8,989 to $18,943 from a deficit of $9,954 at August 31, 2013. The primary reasons for the increase in the working capital deficit were: the decreases in accrued expenses of $5,500; decreases in accounts payable of $4,739; decreases in due to shareholder of $8,691; increase in the deposit on stock sale of $25,000, and by decreases in inventory of $2,754.

During this same period, stockholders’ equity increased $9,145 to $17,050 from $7,905 at August 31, 2013. The increase in stockholders’ equity is due to: the net proceeds from the sale of the common stock $35,250, offset by the net loss for the period of $44,394.

Cash Flows

Net cash used in operating activities was $26,390 during the nine months ended May 31, 2014. During the 2014 period, cash was used by our loss from operations and offset by: increases in accrued expenditures, cash provided by decreases in inventories and increases in accounts payable. During the nine months ended May 31, 2013, net cash used in operating activities was $16,359. In the 2013 period, cash was used by: our loss from operations and decreases in accounts payable and accrued expenses, and offset by cash provided by decreases in inventories.

Net cash used in investing activities was $382 for the nine months ended May 31, 2014 and reflects purchases of property and equipment.

Net cash provided by financing activities during the nine months ended May 31, 2014 was $26,559, reflecting: common stock issued for cash of $40,000, net of stock offering costs of $4,750, and net payments on related party liabilities of $8,691.

Net cash provided by financing activities for the nine months ended May 31, 2013 was $13,500, reflecting common stock issued for cash.

Recent Financing Transactions

During the nine months ended May 31, 2014, the Company sold 500,000 shares of Common Stock at $0.08 per share, for a total of $40,000. Additionally, in connection with Agreement of Share Purchase and Sale of Assets dated April 13, 2014, KCI paid the Company a $25,000, nonrefundable advance. The Company recorded this deposit as a liability. (See Note 6 - Subsequent Events; Reverse Merger.)

Off Balance Sheet Arrangements

W do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2014. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded such controls and procedures were not effective as of May 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any pending legal proceeding. From time to time, we may receive claims of and become subject to routine litigation that is incidental to the business..

Item 1A. Risk Factors

As a "smaller reporting company" defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

During the three months ended May 31, 2014, the Company sold 500,000 shares of Common Stock at $0.08 per share, for a total of $40,000, to one investor.

The sale was exempt from registration under Section 4(A)(2) of the Securities Act of 1933. The securities were not offered publicly but only to one identified person.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

10.1	Agreement of Share Purchase and Sale of Assets dated April 13, 2014 (Incorporated by reference from the registrant’s Form 8-K filed on April 16, 2014)
10.2	Amendment to Agreement of Share Purchase and Sale of Assets dated May 15, 2014(Incorporated by reference from the registrant’s Form 8-K filed on May 20, 2014)
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350

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

Dated: July 14, 2014	DIXIE FOODS INTERNATIONAL, INC.

/s/ KENNETH A. ANTOS
Kenneth A. Antos,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RICHARD S. GROBERG
Richard S. Groberg,
Vice President and Chief Financial Officer
(Principal Financial Officer)

