Form 10-Q/A
period 2014-05-31
Dixie Foods International, Inc
filed 2014-08-19
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) of Dixie Foods International, Inc. (the “Company”) is being filed to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, which was originally filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2014 (the “Original Filing”) to: (i) provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T; and (ii) to correct: (1) a few errors due to rounding inconsistencies and (2) a typo by replacing a decimal with a comma in the inventories table in Note 5 to the consolidated financial statements. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. For the convenience of the reader, this Amendment No. 1 restates in its entirety the Original Filing, although no other changes have been made to the Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Dixie Foods International, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	May 31,	August 31,
	2014	2013
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$549	$762
Accounts Receivable	$49	0
Inventories	$6,027	8,781
Prepaid expenses	$3,271	3,271
Total current assets	$9,896	12,814

Property and equipment, net	1,893	2,049

Total assets	$11,789	$14,863

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$2,338	$7,077
Accrued expenses	1,500	7,000
Deposit on Sale of Stock	25,000
Due to shareholder	0	8,691
Total current liabilities	28,838	22,768

Stockholders' deficit

Preferred stock, $0.001 par value; 15,000,000 shares
authorized; no shares issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized,
8,006,000 and 7,506,000 shares issued and outstanding, respectively	8,006	7,506
Additional paid-in capital	164,094	129,344
Deficit accumulated during the development stage	(189,149)	(144,755)
Total stockholders' deficit	$(17,049)	$(7,905)
Total liabilities and stockholders' deficit	$11,789	$14,863

See accompanying notes to unaudited financial statements.

Dixie Foods International, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

For the Three and Nine Months Ended May 31, 2014 and 2013 and

Period from May 11, 2010 (inception) through May 31, 2014

(Unaudited)

					From Inception
					on May 11,
	For the Three Months Ended		For the Nine Months Ended		2010 through
	May 31		May 31		31-May
	2014	2013	2014	2013	2014

Net sales	$0	$220	$1,152	$1,730	$3,953
Cost of sales	$0	$103	$2,754	$785	$4,214
Gross profit	$0	$117	$(1,602)	$945	$(261)

Costs and expenses:
Selling, general and administrative expenses	$14,512	$4,698	$42,254	$21,755	$187,038
Depreciation	$185	$168	$538	$504	$1,850
	$14,697	$4,866	$42,792	$22,259	$188,888
Loss from operations	$(14,697)	$(4,749)	$(44,394)	$(21,314)	$(189,149)

Loss before income taxes	$(14,697)	$(4,749)	$(44,394)	$(21,314)	$(189,149)
Income taxes	$0	$0	$0	$0	$0
Net loss	$(14,697)	$(4,749)	$(44,394)	$(21,314)	$(189,149)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted
average shares outstanding	8,006,000	7,506,000	8,006,000	7,193,243

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
Cash paid for:
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

Dated: August 18, 2014	DIXIE FOODS INTERNATIONAL, INC.

/s/ KENNETH A. ANTOS
Kenneth A. Antos,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RICHARD S. GROBERG
Richard S. Groberg,
Vice President and Chief Financial Officer
(Principal Financial Officer)

