Form 10-K
period 2014-08-31
Dixie Foods International, Inc
filed 2014-12-19
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes  ☒  No

As of December 18, 2014 issuer had 43,030,976 shares of common stock issued and outstanding.

As of February 28, 2014 the aggregate market value of our common stock held by non-affiliates of registrant was $2,802,100 based on the last stock sale.

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

2

Table of Contents

PART I

Item 1.  Business

Dixie Foods International, Inc. (the “Company”; OTCQB:”DIXI”) was formed in May 2010 to operate a specialty food business for salad dressing, sauces and condiments. The Company was organized and still operates under the laws of the State of Florida. In November, 2014, the Company changed its name to “Preferred Restaurant Brands” and is in process of filing the necessary documents with the FINRA, the SEC and other relevant regulatory authorities to effect this change. The Company’s fiscal year-end is August 31. We operate from our office at 4033 South Dean Martin Drive; Las Vegas, NV 89013; and, our phone number is (702) 834-7101.

On January 6, 2012, the Company formed Dixie Sauce Co, Inc. (“Dixie Sauce”) a corporation as a wholly-owned subsidiary of the Company and transferred all assets and liabilities related to its specialty foods business to this subsidiary. Dixie Sauce currently conducts no operations

Acquisition

On June 4, 2014, the Company completed the purchase (the “Reverse Acquisition”) of KCI Investments, LLC (“KCI”). In connection with the Reverse Acquisition, the Company acquired 100% of the issued and outstanding membership interests of KCI from KCI Holding I, LLC ("KCI Holding"), an entity that, until the consummation of the Reverse Acquisition, held 100% of the membership interests in KCI.

In exchange for the purchase of KCI by the Company, the Company issued to KCI Holding an aggregate of 34,508,976 shares of the Company's common stock. In addition, KCI Holding purchased and acquired from certain shareholders of the Company an aggregate of 6,305,400 shares of the Company's issued and outstanding common stock. As a result of the Reverse Acquisition, KCI became a wholly-owned subsidiary of the Company, and KCI Holding became a stockholder of the Company owning an aggregate of 40,814,376 shares of the Company's common stock, representing 96% of our issued and outstanding shares of common stock as of that date.

KCI’s Co-Manager and Chief Executive Officer, Ken Antos, now also serves as Chief Executive Officer and as Chairman of the Board of Directors of the Company. KCI’s Chief Financial Officer, Richard Groberg, now serves as the Company's Vice President, Chief Financial Officer and Board Secretary.

KCI Investments, LLC

KCI Investments, LLC, a Nevada limited liability company headquartered in Las Vegas, Nevada, was formed on November 8, 2004, but did not engage in any business operations until November 2010.  Currently, KCI is engaged in developing, owning and operating a multi-brand chain of restaurants, currently under two franchise brands: Capriotti’s Sandwich Shops and Papa John’s.  KCI also owns and operates various other restaurant concepts.  KCI and its various subsidiaries, currently operate 15 restaurants: 12, franchised Capriotti's Sandwich Shops; two franchised Papa John’s pizza restaurants, and Elements Kitchen & Martini Bar.  Additionally, the Company has in various stages of development and construction: four Capriottis; nine Papa John’s; a tapas restaurant, and the Italian Steakhouse, all of which it anticipates opening over the next 12 months.

Locations

Fiscal Year (August 31, FYE)	2011	2012	2013	2014	2015 To Date
Opened in Year	0	3	5	4	2
Acquired in Year	0	1	1	0	0
Total Added In Year	0	4	6	4	2

Closed	0	0	0	0	1

Total Open	0	4	10	14	15

Capriotti’s

The Company’s Capriotti’s Sandwich shops are located throughout its contractual development areas - consisting of: parts of Dallas/Fort Worth, Southern California markets (Orange County, San Diego County and parts of Los Angeles County), as well as parts of Las Vegas. The Company has committed, per its various Area Development Agreements with its Capriotti’s franchisor to open at least five new locations per year.

Capriotti’s Sandwich Shop, Inc. (the “Capriotti’s Franchisor”), a Nevada corporation, operates and franchises dine-in and carryout restaurants under the trademark “Capriotti’s”. Capriotti’s began operations in 1976. Capriotti’s franchisor currently reports more than 100 company-owned and franchised restaurants operating domestically in 13 states. Capriotti’s Sandwich Shop is a chain of submarine sandwich restaurants focused on the growing fast casual market. Capriotti’s concept is a dine-in or take-out, fast casual restaurant, offering an upbeat and comfortable atmosphere. Founded in Wilmington, Delaware, Capriotti’s has over 35 years of experience servicing local markets with gourmet products. Capriotti’s prides itself on using the freshest ingredients in order to provide customers with a taste of home in every bite. Capriotti’s features freshly made sandwiches where patrons can enjoy and experience a superior quality product with a gourmet taste. Capriotti’s prides itself on its excellent reputation using the freshest ingredients in order to provide customers with a taste of home in every bite, and thus the restaurants compete on the basis of quality and service and not price. Where most sandwich chains use highly processed deli meats for all of their sandwiches, Capriotti’s roasts whole turkeys and roast beefs each night.

Papa John’s

The Company also currently operates two, franchised Papa John’s restaurants in connection with its exclusive rights to develop Papa John's in trade areas stretching from Fresno to north of Sacramento, California. The Company has committed, per its March 2014 Area Development Agreement with Papa John's, to build 27 locations by the end of 2015.

Papa John’s International, Inc., a Delaware corporation, operates and franchises pizza delivery and carryout restaurants and, in certain international markets, dine-in and delivery restaurants under the trademark “Papa John’s.” Papa John’s began operations in 1984. At December 29, 2013, there were 4,428 Papa John’s restaurants in operation, consisting of 723 PJ Franchisor-owned and 3,705 franchised restaurants operating domestically in all 50 states and in 34 countries. The PJ Franchisor-owned restaurants include 191 restaurants operated under four joint venture arrangements and 58 units in Beijing and North China.

Papa John's franchises are typically retail restaurants devoted primarily to the sale of high-quality pizza and related food products such as breadsticks, cheese sticks, chicken poppers and wings, dessert items and canned or bottled beverages. They make high-quality pizzas by using fresh, hand-tossed dough (from a proprietary recipe), fresh-sliced vegetables, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate), a proprietary mix of savory spices, and a choice of high-quality meat (100% beef and pork with no fillers).

Other Concepts

The Company currently manages Elements Kitchen & Martini Bar (“Elements’); is planning to open a tapas restaurant (“TAPAS”), and plans to open its first Italian Steakhouse early in 2015. The Company previously announced that it would be opening those and other concept restaurants in partnership with Chef Alex Stratta. In early December 2014, the Company ended its relationship with Stratta. The Company still intends to open these restaurants and explore opening other, unique concepts that it can open and then replicable in multiple locations and multiple markets.

Industry Segments

Our Capriotti’s Sandwich Shop and Papa John’s Restaurants will operate in different segments of the restaurant industry.

•	Capriotti’s are “fast casual” restaurants. Technomic Information Services, a consulting and research firm serving the food industry, defines fast casual restaurants as those meeting the following criteria: limited-service or self-service format; average meal price between $7 and $11; made-to-order food with more complex flavors than fast food restaurants, and upscale, unique or highly developed décor, and, most often, no drive thru service.

•	Papa John’s are fast food or “quick service” restaurants (“QSRs”), meaning those where patrons pay for quickly-prepared food products before eating and either consume them onsite, take them to eat elsewhere or have them delivered.

•	(“TAPAS”) is a “fine casual” restaurant (better quality and higher prices than a fast casual restaurant but not as expensive or high quality as a “fine dining” restaurant). TAPAS offers modern ‘tapas’ with prominent Spanish accents in a variety of selections ranging from seafood, , meat, poultry, paella and vegetable preparations. It also will offer a full bar with specialty drinks and ‘signature’ sangria selections; bottled and tap artisan beers, wines both by the carafe and by the glass), and non-alcoholic offerings. TAPAS occupies an approximately 2,700 square foot, indoor/outdoor space at the intersection of the existing Tivoli Village development and its phase two (which currently is under construction and scheduled to open by the spring of 2015). Tivoli Village (www.tivolivillagelv.com), which promotes itself as "the ultimate shopping and dining destination" off the Las Vegas Strip, is located in one of the most affluent sections of Southern Nevada, near the master planned community of Summerlin - just 11 miles from the Las Vegas Strip

•	Elements operates as a fine casual, bistro-style restaurant and bar located on a busy intersection is Southwest Las Vegas near a densely-populated residential area. Elements serves various liquor drinks, including a selection of more than 500 martinis, and reasonably-priced appetizers, dinners and deserts. It has live music a number of nights a week and at Sunday brunch.

•	The Italian Steakhouse will be a fine dining restaurant offing Las Vegas strip-quality food at an off-the-strip location. The restaurant’s Italian elements will include: fresh pasta and flatbreads, and also will feature a shellfish and raw bar and have extensive steak offerings. The Italian Steakhouse will be located in The Gramercy, a new development in Southwest Las Vegas, just off Interstate 215 near Russell Road. The Gramercy is owned by New Russell One, LLC, and is being developed by SWLV LLC, which consists of representatives of The Krausz Companies, Inc. and WGH Partners. New Russell One, LLC purchased the site re-titling it the Gramercy in the process - after New York’s famed park of the same name. The owner’s stated aim to re-create the neighborhood feel of that tree-lined community with the project’s: four-story luxury lofts (160 units) and mixed-use dining, retail and office space, and a nine-story condo tower with 85 units scheduled for a later phase of development. In all, the Gramercy encompasses 500,000 square feet over 20 acres plus underground parking and is scheduled to complete Phase 1 sometime in 2015.

Competition

The restaurant business is highly competitive with respect to price, service, location, convenience, food quality and presentation, and is affected by changes in local and national economic conditions, taste and eating habits of the public and population and traffic patterns. We compete with a variety of restaurants offering moderately priced food to the public, including large, national QSRs and fast casual restaurants. Our competitors also include a variety of mid-price, full-service, casual dining restaurants (including those that offer take-out services); health and nutrition-oriented restaurants; delicatessens and prepared food restaurants; supermarkets; convenience stores; and other franchised and other multi-establishment operators. Our product success is dependent on the product success of the national brands that we associate ourselves with in addition to providing customer satisfaction in each of our Restaurants. There is also active competition for competent employees and for the type of real estate sites suitable for our Restaurants. Company management believes that 80% of the customers of each of our Restaurants will come from within a three to five mile radius of the Restaurant’s location and that the demographics of the locations that we have selected for our Restaurants are extremely attractive.

Capriotti’s

Capriotti’s restaurants compete with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price, and value perception of food products offered. We compete directly with numerous restaurants, including, but not limited to: Subway, Quiznos, ToGo’s, McDonald’s, Burger King, Hardee’s and Chick-fil-A. The location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by Capriotti’s and its competitors are also important factors.

Papa John’s

The United States Quick Service Restaurant pizza industry (“QSR Pizza”) is mature and highly competitive with respect to price, service, location, food quality and variety. There are well-established competitors with substantially greater financial and other resources than Papa John’s. The category is largely fragmented and competitors include international, national and regional chains, as well as a large number of local independent pizza operators. Some of its competitors have been in existence for substantially longer periods than Papa John’s and can have higher levels of restaurant penetration and stronger, more developed brand awareness in markets where it competes.

According to various industry sources, domestic QSR Pizza category sales, which includes dine-in, carry-out and delivery, totaled approximately $32.5 billion in 2013, or a decrease of 0.2% from the prior year. Additionally, in general, there is also active competition for management personnel and attractive commercial real estate sites suitable for these restaurants. Within the QSR Pizza segment, there are well-established competitors with substantially greater financial and other resources than Papa John’s. Some of our competitors have been in existence for substantially longer periods than Papa John’s and can have higher levels of restaurant penetration and stronger, more developed brand awareness in markets where we compete. Within the QSR Pizza segment, Papa John’s competes directly with Domino’s Pizza, Pizza Hut, Little Caesars, Cici’s and numerous regional chains and locally-owned restaurants which offer similar pizza, pasta and sandwich products. We do not compete with other operators in the Papa John’s system. More broadly, we also compete in the food purchase industry against supermarkets and others such as Papa Murphy’s, who offer “take-and-bake” pizza products. Consumers have become more value conscious and have reduced discretionary spending in response to high levels of unemployment and other factors. As a result, frozen pizzas and take-and-bake pizzas are competitive alternatives in the pizza segment. We believe that other companies can easily enter our market segment, which could result in the market becoming saturated, thereby adversely affecting our revenues and profits.

•	TAPAS intend to complete competes as a “Fine Casual” restaurant (better quality and higher prices than a fast casual restaurant but not as expensive or high quality as a fine dining restaurant). It competes against other restaurants that serve the communities around its location as well as other Tapas restaurants.

•	Elements compete, as a Fine Casual restaurant and bar – against other restaurants and bars that serve the communities around its location.

•	The Italian Steakhouse intends to compete against other fine dining alternatives that serve the communities around its locations, as well as an alternative to fine dining on the Las Vegas strip.

Trademarks, Patents and Intellectual Property

The Company’s Capriotti’s and Papa John’s locations operate pursuant to those respective franchisor’s trademarks, patents.

Supply and Distribution

The Company’s restaurants are substantial purchasers of a number of food and paper products; equipment, and other restaurant supplies. The principal items purchased include: turkey, beef, chicken, cheese, bread, various vegetables, paper and packaging materials. For its Capriotti’s and Papa John’s franchised restaurants, suppliers are dictated, for the most part, by the respective franchisors. The Company has not experienced any significant continuous shortages of supplies; and, alternative sources for most of these products are generally available. Prices paid for these supplies fluctuate. When prices increase the Company sometimes attempts to pass on such increases to its restaurants’ consumers; although, there is no assurance this can be done practically.

Government Regulation

The Company, its subsidiaries and its businesses are subject to various federal, state and local laws affecting its business. Each of its restaurants must comply with licensing and regulation by a number of government authorities, including: health, sanitation, fire, tax and zoning authorities in the state and/or municipality in which such restaurant is located. In addition, each restaurant must comply with various state and federal laws that regulate the franchisor/franchisee relationship. To-date, the Company has not been materially adversely affected by such licensing and regulation or by any difficulty or failure to obtain required licenses or approvals.

Employees

As of August 31, 2013, we had 51 full time and 103 part time employees. As of August 31, 2013, KCI had 17 full time and 51 part time employees

Item 1A.  Risk Factors

You should carefully consider each of the following risks associated with an investment in our common stock and all of the other information in this 2014 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Because most of our locations have been opened within the past few years, our business may not be successful.

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

We are currently operating at a loss and are dependent on the availability of additional working capital to continue to operate our business.  We have no current arrangements with respect to, or sources of any additional capital, and there can be no assurance that such additional capital will be available to us when needed. If we are unable to obtain additional capital, this would cause us to be unable to continue operating our business. To the extent that any such financing involves the sale of our equity securities, the interests of our then existing stockholders could be diluted.

Item 1B.  Unresolved Staff Comments

 None

Item 2.  Properties

We lease space to operate our various restaurants from non-affiliated landlords under multi-year leases. We anticipate that we will additional facilities when needed in connection with the opening of additional restaurant locations.

Item 3.  Legal Proceedings

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

 As of August 31, 2013, there were approximately 41 shareholders of record of the Company’s Common Stock.

Our common stock has been quoted on the OTC Bulletin Board under the symbol “DIXI” since December 2012.  The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	Low	High
2014
1st Quarter - Nov 2013	$.20	$.65
2nd Quarter -Feb 2014	$.20	$.35
3rd Quarter - May 2014	$.25	$.42
4th Quarter - Aug 2014	$.80	$2.25

2013
1st Quarter - Nov 2012	$.00	$.00
2nd Quarter -Feb 2013	$.22	$.51
3rd Quarter - May 2013	$.25	$.42
4th Quarter - Aug 2013	$.25	$.55

2012
First quarter ended November 30, 2013	$.00	$.00
Second quarter ended February 28, 2013	$.00	$.00
Third quarter ended May 31, 2013	$.00	$.00
Fourth quarter ended August 31, 2013	$.00	$.00

The last sale price of our common stock as reported on the OTC Bulletin Board on August 31, 2014 was $1.04 per share.

Dividends and Dividend Policy

The Company did not declare or pay cash dividends in any of the fiscal years 2014, 2013 or 2012. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information as of August 31, 2014

We have made individual grants of shares of our common stock from time to time as compensation to directors, officers and advisors. Such grants are not approved by the shareholders but were made in accordance with the authority granted in the Company's bylaws to the Company's Board of Directors.

In June 2012, our Board of Directors approved the issuance of 20,000 shares of common stock to each of our directors, 100,000 shares in total, and 40,000 shares of our common stock to our vice president as compensation. Such issuances were subject to our common stock being approved for broker dealer market making by FINRA and initiation of trading. Such conditions were met as of December 12, 2012.

Item 6.  Selected Financial Data.

 Not applicable to smaller reporting company.

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Going Concern

The Company has yet to generate internal cash flow sufficient to fund its growth, debt service and corporate expenses. Thus, the continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to: identify future investment opportunities and obtain the necessary debt or equity financing and generate profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Results of Operations

Net Sales increased 40.8% ($1.83 million) due to: (1) the full year impact in fiscal 2014 of restaurants opened in fiscal 2013 (six); (2) same store sales growth, and (3) the impact of the five locations opened during fiscal 2014 (although three of those locations were open for less than two months of fiscal 2014).

Income From Operations increased from a loss of approximately $136,000 in fiscal 2013 to approximately $1.25 million in fiscal 2014. This improvement resulted from growth of restaurant revenues and continued focus on managing costs.

The Company's Loss From Operations was largely due to:

•	a ramp up of General and Administrative Expenses and Corporate Salaries to support the past, current and expected store growth;

•	significant pre-opening and one-time marketing expenses related to building the Capriotti's brand in the Company's markets;

•	interest expenses and other-financing-related fees incurred in connection with the Company's borrowings to support operations and growth, and

•	various noncash expenses related to the issuance of equity in consideration of: services rendered to employees and consultants, debt issued and extensions, modifications and guarantees thereto.

Liquidity and Capital Resources

As of August 31, 2014 and 2013, the Company had working capital deficits of $8,256,066 and $7,810,530, respectively. The Company has funded its recent growth with: equity and debt investments and advances from its CEO. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to: identify future investment opportunities and obtain the necessary debt and/or equity financing, and generate profitable operations from the Company’s future operations. Management's plan is to obtain such resources for the Company by obtaining equity and/or debt capital from existing shareholders and/or creditors and/or new investors and/or creditors sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

Cash flows

The Company generated negative cash flow from operations during fiscal 2014, all of which was funded from additional equity and debt investments.

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

Recent Financing Transactions

The Company, as noted in the Subsequent Events section of the Report of Independent Registered Public Accounting Firm, has secured additional equity and loans subsequent to August 31, 2014.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data

Please see our Financial Statements beginning on page F-1 of this annual report

DIXIE FOODS INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended

August 31, 2014 and 2013

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Dixie Foods International, Inc.

We have audited the accompanying consolidated balance sheets of Dixie Foods International, Inc. (“the Company”) as of August 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dixie Foods International, Inc. as of August 31, 2014 and 2013, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $8,256,066 and an accumulated deficit of $20,463,967 and will need additional working capital to service its debt and for its planned activities, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler Gibb, LLC

Salt Lake City, UT

December 18, 2014

DIXIE FOODS INTERNATIONAL, INC.

Consolidated Balance Sheets

	August 31,	August 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash	$24,033	$255,293
Accounts receivable	75,216	29,698
Other receivables	4,632	15,000
Food inventory	103,367	104,230
Prepaid expenses and other current assets	111,678	130,094
Total Current Assets	318,926	534,315

OTHER ASSETS
Prepaid franchise and territory rights fees, net	897,846	1,095,527
Property and equipment, net	3,418,743	2,871,786
Debt issuance costs, net	-	519,718

TOTAL ASSETS	$4,635,515	$5,021,346

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$709,109	$715,216
Checks issued in excess of cash	104,398	-
Deferred income	95,186	35,829
Related party notes payable	-	7,060
Short-term notes payable	7,366,299	6,682,187
Short-term convertible notes payable	300,000	300,000
Derivative liability	-	604,553
Total Current Liabilities	8,574,992	8,344,845

LONG-TERM LIABILITIES
Long-term notes payable	500,000	500,000
Long-term convertible notes payable	550,000	550,000
Total Liabilities	9,624,992	9,394,845

Class B membership units, no par value, 4 units authorized, 2 and -0- units issued and outstanding, respectively	1,000,000	-

STOCKHOLDERS' DEFICIT
Class B membership units, no par value, 4 units authorized, 2 and -0- units issued and outstanding, respectively	1,120,000	-
Preferred stock, $0.001 par value, 15,000,000 shares authorized, no shares issued or oustanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 42,570,975 and 15,611,146 shares issued and outstanding, respectively	42,572	15,612
Additional paid-in capital	14,311,918	5,372,309
Accumulated deficit	(20,463,967)	(9,761,420)
Total Stockholders' Deficit	(4,989,477)	(4,373,499)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,635,515	$5,021,346

The accompanying notes are an integral part of these consolidated financial statements.

DIXIE FOODS INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Years Ended
	August 31,
	2014	2013

REVENUE	$6,369,754	$4,503,571

OPERATING EXPENSES
Restaurant operating costs:
Food, beverage and packaging	2,345,621	1,780,839
Labor and related	1,675,281	1,367,656
Occupancy	278,178	540,755
Other restaurant operating	805,922	950,613
Total Restaurant Operating Expenses	5,105,002	4,639,863

Income (Loss) from Restaurant Operations	1,264,752	(136,292)

General and administrative	3,157,567	1,387,239
Depreciation and amortization	482,767	402,705
Salary and wages	5,173,991	2,188,986
Royalty and franchise fees	433,359	296,377
Pre-opening costs	522,839	181,639
Total	9,770,523	4,456,946

LOSS FROM OPERATIONS	(8,505,771)	(4,593,238)

OTHER INCOME (EXPENSES)
Interest expense	(2,801,329)	(1,494,972)
Derivative income (expense)	604,553	(308,728)
Total Other Income (Expenses)	(2,196,776)	(1,803,700)

LOSS BEFORE INCOME TAXES	(10,702,547)	(6,396,938)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(10,702,547)	$(6,396,938)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.38)	$(0.47)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	27,896,390	13,513,320

The accompanying notes are an integral part of these consolidated financial statements.

DIXIE FOODS INTERNATIONAL, INC.

Consolidated Statement of Changes in Stockholders' Deficit

					Additional	Stock
	Class B Membership Units		Common Stock		Paid-in	Subscriptions	Accumulated
	Units	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 31, 2012	-	$-	11,453,135	$11,453	$3,346,654	$(1,119,278)	$(3,364,482)	$(1,125,653)

Cash and services received for subscriptions receivable	-	-	-	-	-	1,119,278	-	1,119,278
Cash received for exercise of warrants	-	-	1,878,846	1,879	4,121	-	-	6,000
Common stock issued for debt issuance costs	-	-	1,574,598	1,575	1,004,105	-	-	1,005,680
Common stock issued for services	-	-	704,567	705	449,295	-	-	450,000
Fair value of stock options issued for debt	-	-	-	-	111,191	-	-	111,191
Fair value of vested stock options	-	-	-	-	456,943	-	-	456,943
Net loss for the year ended August 31, 2013	-	-	-	-	-	-	(6,396,938)	(6,396,938)

Balance, August 31, 2013	-	-	15,611,146	15,612	5,372,309	-	(9,761,420)	(4,373,499)

Class B membership units issued for cash	2	1,000,000	-	-	120,000	-	-	1,120,000
Common stock issued for cash, pre-recapitalization	-	-	7,137,654	7,138	3,342,862	-	-	3,350,000
Common stock issued for services	-	-	2,045,163	2,045	909,524	-	-	911,569
Cash received for exercise of warrants	-	-	3,909,226	3,909	96,091	-	-	100,000
Common stock issued for debt issuance costs	-	-	1,587,738	1,588	1,012,484	-	-	1,014,072
Common stock issued for debt modifications	-	-	1,373,914	1,374	745,593	-	-	746,967
Cash received and services credited for exercise of warrants	-	-	2,844,134	2,844	72,158	-	-	75,002
Fair value of stock options issued for debt	-	-	-	-	2,669,846	-	-	2,669,846
Fair value of vested stock options, pre-recapitalization	-	-	-	-	133,767	-	-	133,767
Recapitalization	-	-	8,006,000	8,006	(79,648)	-	-	(71,642)
Common stock issued for cash, post-recapitalization	-	-	56,000	56	27,944	-	-	28,000
Fair value of vested stock options, post-recapitalization	-	-	-	-	8,988	-	-	8,988
Net loss for the year ended August 31, 2014	-	-	-	-	-	-	(10,702,547)	(10,702,547)

Balance, August 31, 2014	2	$1,120,000	42,570,975	$42,572	$14,311,918	$-	$(20,463,967)	$(4,989,477)
					Additional	Stock
	Class B Membership Units		Common Stock		Paid-in	Subscriptions	Accumulated
	Units	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 31, 2012	-	$-	11,453,135	$11,453	$3,346,654	$(1,119,278)	$(3,364,482)	$(1,125,653)

Cash and services received for subscriptions receivable	-	-	-	-	-	1,119,278	-	1,119,278
Cash received for exercise of warrants	-	-	1,878,846	1,879	4,121	-	-	6,000
Common stock issued for debt issuance costs	-	-	1,574,598	1,575	1,004,105	-	-	1,005,680
Common stock issued for services	-	-	704,567	705	449,295	-	-	450,000
Fair value of stock options issued for debt	-	-	-	-	111,191	-	-	111,191
Fair value of vested stock options	-	-	-	-	456,943	-	-	456,943
Net loss for the year ended August 31, 2013	-	-	-	-	-	-	(6,396,938)	(6,396,938)

Balance, August 31, 2013	-	-	15,611,146	15,612	5,372,309	-	(9,761,420)	(4,373,499)

Class B membership units issued for cash	2	1,000,000	-	-	120,000	-	-	1,120,000
Common stock issued for cash, pre-recapitalization	-	-	7,137,654	7,138	3,342,862	-	-	3,350,000
Common stock issued for services	-	-	2,045,163	2,045	909,524	-	-	911,569
Cash received for exercise of warrants	-	-	3,909,226	3,909	96,091	-	-	100,000
Common stock issued for debt issuance costs	-	-	1,587,738	1,588	1,012,484	-	-	1,014,072
Common stock issued for debt modifications	-	-	1,373,914	1,374	745,593	-	-	746,967
Cash received and services credited for exercise of warrants	-	-	2,844,134	2,844	72,158	-	-	75,002
Fair value of stock options issued for debt	-	-	-	-	2,669,846	-	-	2,669,846
Fair value of vested stock options, pre-recapitalization	-	-	-	-	133,767	-	-	133,767
Recapitalization	-	-	8,006,000	8,006	(79,648)	-	-	(71,642)
Common stock issued for cash, post-recapitalization	-	-	56,000	56	27,944	-	-	28,000
Fair value of vested stock options, post-recapitalization	-	-	-	-	8,988	-	-	8,988
Net loss for the year ended August 31, 2014	-	-	-	-	-	-	(10,702,547)	(10,702,547)

Balance, August 31, 2014	2	$1,120,000	42,570,975	$42,572	$14,311,918	$-	$(20,463,967)	$(4,989,477)

The accompanying notes are an integral part of these consolidated financial statements.

DIXIE FOODS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	August 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,702,547)	$(6,396,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,031,947	893,699
Amortization of debt discounts and debt issuance costs	1,491,237	485,962
Change in derivative liability	(604,553)	308,728
Services credited for exercise of warrants and stock options	75,000	-
Common stock issued for services	836,569	450,000
Fair value of stock options vested	142,755	456,943
Fair value of warrants issued for debt	3,466,667	111,191
Changes in operating assets and liabilities:
Accounts receivable	(35,150)	(17,488)
Inventories	863	(66,913)
Prepaid expenses and other current assets	18,416	(60,606)
Accounts payable and accrued expenses	(77,747)	621,987
Deferred revenue	59,357	22,085
Related party payables	-	(337,113)
Net Cash Used in Operating Activities	(4,297,186)	(3,528,463)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,167,223)	(1,769,081)
Cash paid for territory and franchise rights	(214,000)	(164,000)
Cash paid for asset acquisitions	(107,187)	(562,813)
Net Cash Used in Investing Activities	(1,488,410)	(2,495,894)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdraft	104,398	-
Net proceeds from related party debt	72,940	-
Net proceeds from notes payable	778,998	5,050,000
Cash received for subscriptions receivable	-	896,459
Proceeds from Class B membership units issued for cash	1,120,000	-
Proceeds from common stock issued for cash	3,378,000	-
Cash received for exercise of warrants and stock options	100,000	6,000
Net Cash Provided by Financing Activities	5,554,336	5,952,459

NET INCREASE (DECREASE) IN CASH	(231,260)	(71,898)
CASH AT BEGINNING OF PERIOD	255,293	327,191

CASH AT END OF PERIOD	$24,033	$255,293

The accompanying notes are an integral part of these consolidated financial statements.

DIXIE FOODS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	August 31,
	2014	2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$1,176,590	$778,880
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Note payable executed for asset acquisitions	$-	$620,000
Debt discounts on notes payable	$169,200	$-
Services credited for subscriptions receivable	$-	$222,819
Common stock issued for debt issuance costs	$1,014,072	$1,005,680

The accompanying notes are an integral part of these consolidated financial statements.

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

Dixie Foods International, Inc. (the “Company”; OTCQB:”DIXI”) was formed in May 2010 to operate a specialty food business for salad dressing, sauces and condiments.  The Company was organized and still operates under the laws of the State of Florida. In November 2014, the Company changed its name to “Preferred Restaurant Brands” and is in process of effecting that change with the Financial Industry Regulatory Authority (“FINRA”), the Securities and Exchange Commission (“SEC”) and other regulatory authorities.  The fiscal year end for the Company and all of its subsidiaries is August 31. The Company has aggregated its operations into one reportable segment.

On June 4, 2014, the Company completed the purchase (the “Reverse Acquisition”) of KCI Investments, LLC (“KCI”).  In connection with the Reverse Acquisition, the Company acquired 100 percent of the issued and outstanding membership interests of KCI from KCI Holding I, LLC ("KCI Holding"), and an entity that, until the consummation of the Reverse Acquisition, held 100% of the membership interests in KCI.

KCI and its various subsidiaries, currently operate 15 restaurants: 12, franchised Capriotti's Sandwich Shops; two franchised Papa John’s Pizza restaurants, and Elements Kitchen & Martini Bar.  Additionally, the Company has in various stages of development and construction: four Capriottis; nine Papa John’s; a tapas restaurant, and the Italian Steakhouse, all of which it anticipates opening over the next 12 months.

NOTE 2—GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2014, the Company has a working capital deficit of $8,256,066 and an accumulated deficit of $20,463,967. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to: identify future investment opportunities and obtain the necessary debt or equity financing and generate profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, including wholly-owned subsidiaries and investees that the Company controls. All intercompany balances and transactions have been eliminated.

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of consolidated financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. The Company reports revenue net of sales and use taxes collected from customers and remitted to governmental taxing authorities.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of receivables from third party gift card distributors, tenant improvement receivables, payroll-related tax receivables, vendor rebates and receivables arising from the normal course of business from catering sales. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable based on a specific review of account balances. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recoverability is considered remote.

Inventory

Inventory (consisting principally of food, beverages and supplies), is valued at the lower of first-in, first-out cost or market. Certain key ingredients bread, meats vegetables, cheeses and beverages are purchased from a small number of suppliers.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost, except for individual items costing less than $2,500, which are expensed as incurred. Internal costs directly associated with the acquisition, development and construction of a restaurant are expensed as incurred and included are pre–opening expenses. Expenditures for major renewals and improvements are capitalized while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured options periods, or the estimated useful lives of the assets. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss, if any, is reflected in loss on disposal of assets in the consolidated statement of income and comprehensive income.

At least annually, the Company evaluates, and adjusts when necessary, the estimated useful lives. The changes in estimated useful lives did not have a material impact on depreciation in any period. The estimated useful lives are:

Leasehold improvements and buildings	3-20 years
Furniture and fixtures	4-10 years
Equipment	3-7 years

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of reviewing restaurant assets to be held and used for potential impairment, assets are grouped together at the market level, or in the case of a potential relocation or closure, at the restaurant level. The Company manages its restaurants as a group with significant common costs and promotional activities. As such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment expense was recognized on long-lived assets during the years ended August 31, 2014, and 2013, respectively.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $381,717 and $360,309 for the years ended August 31, 2014 and 2013, respectively. Advertising and marketing costs are included in other operating costs in the consolidated statements of operations.

Rent

Rent expense for the Company’s leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term is the lesser of 20 years inclusive of reasonably assured renewal periods, or the lease term. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheet. Pre-opening rent is included in pre-opening costs in the consolidated income statement. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of rent expense over the term of the lease.

Additionally, certain of the Company’s operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense provided the achievement of that target is considered probable.

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to shareholders by the weighted average number of shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There were 1,500,000 common stock equivalents outstanding as of August 31, 2014, which were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Stock-Based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

The Company accounts for non-employee share-based awards based upon ASC 505-50, “Equity-Based Payments to Non-Employees.”  ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete.  Generally, our awards do not entail performance commitments.  When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date.  When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.

The Company recognizes the cost associated with share-based awards that have a graded vesting schedule on a straight-line basis over the requisite service period of the entire award.

New Accounting Pronouncements

The Company’s management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 4—PROPERTY AND EQUIPMENT

As of August 31, 2014 and 2013 the Company’s property and equipment consisted of the following:

	2014	2013
Building and leasehold improvements	$3,161,646	$2,387,422
Machinery and equipment	1,022,299	673,098
Furniture and fixtures	358,390	314,592
Less: Accumulated depreciation	(1,123,592)	(503,326)
Property and equipment, net	$3,418,743	$2,871,786

Depreciation expense included as a charge to income (including restaurant-related depreciation recorded in “Other operating costs”) was $621,916 and $400,323 for the years ended August 31, 2014 and 2013, respectively.

NOTE 5—ASSET PURCHASES

Mission Valley, San Diego

On October 19, 2011, the Company, entered into an asset purchase agreement with Capriotti of SD, Mission Valley, LLC, to purchase the assets of Capriotti of SD, Mission Valley, LLC, as well as territory rights owned by that entity. Pursuant to the asset purchase agreement, the purchase price of the assets consisted of a one-time payment of $100,000 in cash and a loan of $400,000. The Company also paid a security deposit of $5,644 to the landlord of the space occupied by the location acquired.

The total purchase price was allocated as follows:

Consideration paid:
Cash paid	$100,000
Notes payable	400,000
Transfer fees paid	20,000
Total purchase price	$520,000

Consideration received:
Territory and franchise rights	$383,410
Property and equipment	136,590
Total Assets Acquired	$520,000

San Marcos, San Diego and Green Valley Ranch, Las Vegas

On September 30, 2012, the Company, entered into an asset purchase agreement with BBC Holdings, LLC, to purchase the assets of BBC Holdings LLC, as well as territory rights owned by that entity. Pursuant to the asset purchase agreement, the purchase price of the assets consisted of a one-time payment of $50,000 in cash, and a loan of $620,000.

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 5—ASSET PURCHASES (CONTINUED)

San Marcos, San Diego and Green Valley Ranch, Las Vegas (Continued)

The total purchase price was allocated as follows:

Consideration paid:
Cash paid	$50,000
Notes payable	620,000
Total purchase price	$670,000

Consideration received:
Property and equipment	$117,215
Territory and franchise rights – San Marcos	267,950
Territory and franchise rights – Green Valley Ranch	284,835
Total assets acquired	$670,000

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 6—INTANGIBLE ASSETS

Intangible assets consist of capitalized prepaid territory rights and franchise fees paid. The costs are amortized over the remaining life of the contract executed with the franchisor.

As of August 31, 2014 and 2013 the Company’s territory and franchise rights consisted of the following:

	August 31, 2014	August 31, 2013
Territory and franchise rights	$1,926,194	$1,712,194
Less: Accumulated amortization	(1,028,348)	(616,667)
Territory and franchise rights, net	$897,846	$1,095,527

Amortization expense on intangible assets included as a charge to income was $419,033 and $375,249 for the years ended August 31, 2014 and 2013, respectively.

NOTE 7—DEBT ISSUANCE COSTS

Debt issuance costs represent common stock issued to note holders at the execution of note payable agreements. The Company has capitalized the fair value of member interests issued with an offset to debt issuance costs. Such discounts are then amortized to interest expense over the estimated life of the note.

As of August 31, 2014 and 2013 the Company’s debt issuance costs consisted of the following:

	August 31,	August 31,
	2014	2013
Capitalized debt issuance costs	$1,969,898	$1,005,680
Less: Accumulated amortization	(1,969,898)	(485,962)
Debt issuance costs, net	$-	$519,718

Interest expense on debt issuance costs included as a charge to income was $1,483,936 and $485,962 for the years ended August 31, 2014 and 2013, respectively.

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 9—NOTES PAYABLE

As of August 31, 2014 and 2013 the Company’s notes payable consisted of the following:

	August 31,	August 31,
	2014	2013
Note payable bearing interest at 13.5% per annum, originated June 22, 2012, original maturity date of June 22, 2013, modified maturity date of January 19, 2014	$2,700,000	$3,000,000

Note payable bearing interest at 12.0% per annum, originated December 27, 2012, original maturity date of December 27, 2013, modified maturity date of March 27, 2014	1,000,000	1,000,000

Note payable bearing interest at 12.0% per annum, originated February 1, 2013, original maturity date of August 1, 2014	550,000	550,000

Note payable bearing interest at 12.0% per annum, originated February 1, 2013, original maturity date of August 1, 2014	650,000	650,000

Note payable bearing interest at 12.0% per annum, originated February 1, 2013, original maturity date of August 1, 2014	800,000	800,000

Note payable bearing interest at 12.0% per annum, originated October 3, 2013, original maturity date of November 2, 2013	100,000	-

Note payable bearing interest at 15.0% per annum, originated July 29, 2013, due on demand	-	150,000

Note payable bearing interest at 15.0% per annum, originated July 29, 2013, due on demand	-	150,000

Note payable bearing interest of $2,500 per year, originated August 8, 2013, original maturity date of November 6, 2013	-	100,000

Note payable bearing interest at 13.3% per annum, originated August 28, 2013, original maturity date of February 28, 2014	90,000	90,000

Note payable bearing interest at 13.3% per annum, originated August 28, 2013, original maturity date of February 28, 2014	10,000	10,000

Note payable bearing interest at 10.0% per annum, originated December 4, 2013, due on demand	560,000	-

Note payable bearing interest at 12.0% per annum, originated June 7, 2013, original maturity date of June 7, 2016	500,000	500,000

Note payable bearing no interest, originated August 31, 2013, due on demand	-	75,000

Note payable bearing interest at 5.0%, originated August 31, 2014, due on demand	80,000	-

Note payable bearing interest at 18%, originated May 8, 2014, due on demand	250,000	-

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 9—NOTES PAYABLE (CONTINUED)

	August 31,	August 31,
	2014	2013

Note payable bearing interest at 7.4%, originated April 13, 2014, due on demand	126,577	-

Balance due on sales of future accounts receivable, net of debt discounts of $161,899	449,722	-

Installment loan on asset acquisition, originated September 18, 2012, maturity date of September 5, 2013	-	107,187

Total notes payable	$7,866,299	$7,182,187
Less: current portion	(7,366,299)	(6,682,187)

Long-term note payable	$500,000	$500,000

Secured Borrowing

On August 11, 2014, the Company entered three financing arrangements with a third party for a combined principal amount of $470,000.  The terms of the arrangement require the Company to pay the $470,000 principal balance plus an additional $169,200 for total remittance of $639,200.  The terms of repayment require the Company to remit to the lender 24 percent of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full.  This borrowing is secured by the assets of the Company.

The additional $169,200 will be recognized as interest expense over the estimated term of the agreement.  The term is not fixed due to the variable repayment terms, however management currently estimates such term to be approximately 11 months.

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 10—CONVERTIBLE NOTES PAYABLE

As of August 31, 2014 and 2013 the Company’s convertible notes payable consisted of the following:

	August 31,	August 31,
	2014	2013
Convertible note payable bearing interest at 10.0% per annum, originated April 23, 2012, original maturity date of April 23, 2017. The note is convertible into KCI Investments, LLC member units of the Company at $1.00 per unit.	$500,000	$500,000

Convertible note payable bearing interest at 9.0% per annum, originated July 25, 2013, original maturity date of July 25, 2018. The note is convertible into KCI Investments, LLC member units of the Company at $1.50 per unit.	50,000	-

Convertible note payable bearing interest at the market interest rate plus 6.0% per annum, originated May 1, 2012, original maturity date of May 1, 2015. The note is convertible into KCI Investments, LLC member units of the Company at $0.30 per unit.	300,000	300,000

Total convertible notes payable	$850,000	$800,000
Less: current portion	(300,000)	(300,000)

Total long-term convertible notes payable	$550,000	$500,000

On December 15, 2011, the Company executed a note payable with a face value of $150,000, bearing interest at 12 percent per annum with a maturity date of April 15, 2012. The note was convertible at any time into a 10 percent equity interest in the Company. The note along with all accrued interest was paid in full as of the maturity date.

The intrinsic value of the beneficial conversion feature and the debt discount associated with all convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded for the convertible notes equaled $150,000 on December 15, 2011. During the years ended December 31, 2013 and 2012, the Company recognized amortization on debt discounts of $-0- and $130,328, respectively leaving unamortized debt discounts of $-0- and $-0-.

NOTE 11—DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The conversion price of certain convertible notes and exercise price of certain warrants are variable and subject to the fair value of the Company’s shares on the date of conversion or exercise. As a result, the Company has determined that the conversion and exercise features are not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion and exercise features of the instruments to be recorded as a derivative liability.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as items of other income or expense. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with convertible notes payable and warrants.

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 11—DERIVATIVE LIABILITY (CONTINUED)

At origination and subsequent revaluations, the Company valued the derivative liabilities using the Black-Scholes options pricing model under the following assumptions:

	2014	2013

Risk-free interest rate	0.59% - 1.37%	0.59% - 1.31%
Expected life	4.46 - 6.22	4.13 - 5.89
Expected dividend yield	-	-
Expected price volatility	518% - 643%	391% - 643%

During the year ended August 31, 2014, the Company’s derivative liability decreased from $604,553 to $-0- and recognized a gain on derivative liability of $604,553 in conjunction with settlement of convertible notes payable, additions of new derivative liabilities and subsequent revaluations of existing derivative liabilities.

During the year ended August 31, 2013, the Company’s derivative liability decreased from $295,825 to $604,553 and recognized a loss on derivative liability of $308,728 in conjunction with settlement of convertible notes payable, additions of new derivative liabilities and subsequent revaluations of existing derivative liabilities.

NOTE 12—STOCKHOLDERS’ EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, par value $0.001 per share. As of August 31, 2014 and August 31, 2013, there were and 42,570,976 and 15,611,146 shares of common stock issued and outstanding, respectively, and zero shares of preferred stock issued and outstanding, respectively.

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

At August 31, 2013 and August 31, 2012, the Company had -0- shares outstanding, respectively of its Series A Convertible Preferred Stock (“Series A”). Series A has a stated liquidation preference value of $15 per share, and each preferred share is convertible to 100 shares of the Company’s common stock upon written notice of the record holder to the Company at any time.

Class B Membership Units – KCI Restaurant I, LLC and KCI Restaurant II, LLC

The Company’s subsidiaries, KCI Restaurant I, LLC (“Restaurant I”) and KCI Restaurant II, LLC (“Restaurant II”) are authorized to issue up to 2 Class B membership units with no par value each, of which 2 and -0- units were issued and outstanding as of August 31, 2014 and 2013, respectively.

Each Class B membership unit was sold for $500,000, plus $60,000 for administrative costs payable to third parties. Each unit carries equal voting rights to Restaurant I and Restaurant II’s Class A membership units. Each Class B unit is entitled to receive distributions equal to 0.5 percent of the value of the units held each year.

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 12—STOCKHOLDERS’ EQUITY (CONTINUED)

Class B Membership Units – KCI Restaurant I, LLC and KCI Restaurant II, LLC (Continued)

Adjudication and Redemption of Class B Membership Units

The Class B membership units are linked to approval of an EB-5 Visa, which requires a foreign investor to invest $1,000,000 (or at least $500,000 in a "Targeted Employment Area" - high unemployment or rural area), in projects that create at least 10 jobs for U.S. workers.  The terms of the instrument state that the Class B membership units have a five-year life but that, once adjudication is reached in the EB-5 Visa approval process, the managing member of the LLC may, in its sole discretion, elect to have the Company purchase, for fair market value, the unit holders Class B Units at any time following an offer by such member to sell his or her Class B Units. This election is optional on the part of the managing member and member has no rights to cause the managing member or the Company to repurchase or redeem such member’s Class B unit. As such, the units (1) are not mandatorily redeemable, (2) are redeemable at the sole discretion of the Company and (3) not redeemable at the sole option of the unit holder and the redemption must be agreed to by Company.

As Class B units are not entitled to the distribution of profits and losses, and as they are not mandatorily redeemable, the shares have been presented as permanent equity on the face of the balance sheet and no adjustments for noncontrolling interests have been made.

During the year ended August 31, 2014, the Restaurant I issued one (1) Class B membership unit in exchange for total cash proceeds of $560,000 (inclusive of $60,000 received for administrative fees). During the year ended August 31, 2014, Restaurant II also issued one (1) Class B membership unit in exchange for total cash proceeds of $560,000 (inclusive of $60,000 received for administrative fees).

Common Stock

The holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50 percent of the shares voting for the election of directors can elect all of the directors then up for election. The holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. Holders of shares of our common stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

The Company is authorized to issue up to 150,000,000 shares of common stock at $0.001 par value, of which 42,570,975 and 15,611,146 shares of common stock were issued and outstanding as of August 31, 2014 and 2013, respectively.

During the year ended August 31, 2014, the Company issued 26,959,829 shares of common stock as follows:

Description	Shares Issued
Common stock issued for cash proceeds of $3,378,000	7,193,654
Common stock issued for services of $911,569	2,045,163
Cash received for exercise of options and warrants at $0.03 per share	3,909,226
Common stock issued for debt issuance costs	1,587,738
Common stock issued for debt modifications	1,373,914
Cash received and services credited for exercise of options and warrants at $0.03 per share	2,884,134
Common stock issued in reverse recapitalization	8,006,000
Total	26,959,829

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 12—STOCKHOLDERS’ EQUITY (CONTINUED)

During the year ended August 31, 2013, the Company issued 4,158,011 shares of common stock as follows:

Description	Shares Issued
Cash received for exercise of options and warrants at $0.003 per share	1,878,846
Common stock issued for debt issuance costs	1,574,598
Common stock issued for services valued at $450,000	704,567
Total	4,158,011

NOTE 13—STOCK OPTIONS AND WARRANTS

Stock Options

During the year ended August 31, 2014 (prior to the Reverse Acquisition), the Company granted 6,900,000 options to purchase Units in KCI @ $0.13 per KCI Unit. In connection with the Reverse Acquisition, which took effect on June 4, 2014, these and all other options previously granted by KCI to purchase membership units in KCI Investments, LLC were cancelled. During the year ended August 31, 2014, 947,825 stock options to purchase KCI Units were exercised for cash proceeds of $948.

Post-reverse acquisition and the cancellation of the aforementioned options, the Company issued 9,573.604 options to purchase common stock at $0.50 per share to the Company employees and consultants.

During the year ended August 31, 2013, the Company did not grant any new stock options.

Stock compensation expense is recognized on a pro-rata basis over the vesting period of the options. During the period from inception through August 31, 2014 the Company recognized $1,579,636 in compensation expense arising from options issued, leaving $9,911,411 of compensation expense on stock options to be recognized subsequent to August 31, 2014. The Company recognized stock compensation expense of $185,251 and $456,943 for the years ended August 31, 2014 and 2013, respectively.

A summary of the status of the Company’s member unit and common stock options as of August 31, 2014 and changes during the periods ended August 31, 2014 and 2013 is presented below:

Number of Options and Warrants

Outstanding at August 31, 2012	14,000,000

Options and warrants granted	5,615,073
Options and warrants exercised	(3,000,000)
Options and warrants forfeited, cancelled or expired	-
Outstanding at August 31, 2013	16,615,073
Exercisable at August 31, 2013	14,648,407

Options and warrants granted	41,245,400
Options and warrants exercised	(947,825)
Options and warrants forfeited, cancelled or expired	(47,339,044)
Outstanding at August 31, 2014	9,573,604
Exercisable at August 31, 2014	-

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 13—STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants

During the year ended August 31, 2014, the Company issued 25,358,996 warrants to acquire its common stock. The warrants were issued in connection with existing debt arrangements and the fair value of the warrants were recorded as interest expense during the period. In connection with the reverse recapitalization which took effect on June 4, 2014, 28,824,069 options to purchase membership units in KCI Investments, LLC were cancelled.

During the year ended August 31, 2013, the Company issued 1,985,948 warrants to acquire its common stock. The warrants were issued in connection with existing debt arrangements and the fair value of the warrants were recorded as interest expense during the period.

In applying the Black-Scholes options pricing model to the options and warrant grants, the fair value of our share-based and member unit-based awards granted were estimated using the following assumptions for the periods indicated below:

	2014	2013

Risk-free interest rate	0.71% - 1.33%	1.33% - 1.62%
Expected options life	2.50 - 5.00	2.50 - 5.00
Expected dividend yield	-	-
Expected price volatility	201% - 549%	136% - 201%

The following table summarizes information about options and warrants as of August 31, 2014:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.001 to $0.01	-	-	-	-	-
$0.02 to $0.05	-	-	-	-	-
$0.06 to $0.50	9,573,604	5.00	$0.50	-	-
	9,573,604	5.00	$0.50	-	-

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 13—STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about options and warrants as of August 31, 2013:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.001 to $0.01	8,253,534	2.48	$0.003	8,253,534	$0.003
$0.02 to $0.05	5,000,000	2.27	$0.05	3,333,334	$0.05
$0.06 to $0.50	3,361,539	4.24	$0.17	3,061,539	$0.18
	16,615,073	2.77	$0.05	14,648,407	$0.05

NOTE 14—LEASES

The Company operates all its restaurants in leased premises. Lease terms for building leases generally include combined initial and option terms of between 5 and 10 years. The options terms in each of these leases are typically in five-year increments. Typically, the lease includes rent escalation terms every five years including fixed rent escalations, escalations based on inflation indexes, and fair market value adjustments. Certain leases contain contingent rental provisions based upon the sales of the underlying restaurants. The leases generally provide for the payment of common area maintenance, property taxes, insurance and various other use and occupancy costs by the Company. In addition, the Company is the lessee under non-cancelable leases covering certain offices.

Future minimum lease payments required under existing operating leases as of August 31, 2014 are as follows:

2015	$1,170,098
2016	1,615,135
2017	1,631,971
2018	1,518,735
2019	1,396,321
Thereafter	7,279,228
Total future minimum lease payments	$14,611,488

Rent expense was $862,809 and $460,686 for the years ended August 31, 2014 and 2013, respectively.

NOTE 15—COMMITMENTS AND CONTINGENCIES

The Company President and CEO, Kenneth Antos, has personally guaranteed virtually all the outstanding obligations due by the Company. This includes: virtually all of the outstanding notes payables on all loans; leases with the various landlords, and all of the obligations to franchisors.

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 16—FAIR VALUE MEASUREMENTS

The company uses the Black-Sholes model to calculate the fair value of the derivative liability.

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of August 31, 2014 and 2013, consisted of the following:

Fair Value Measurements Using
Description	Total Fair Value at August 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$-	$-	$-	-

		Fair Value Measurements Using
Description	Total Fair Value at August 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$604,553	$-	$604,553	-

Note 17—Income taxES

Net deferred tax assets consist of the following components:

	August 31, 2014	August 31, 2013
Deferred tax asset:
Net operating loss carryforwards	$(8,287,907)	$(3,953,375)
Valuation allowance	8,287,907	3,953,375
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

	August 31, 2014	August 31, 2013

Tax benefit at statutory rates	$(4,334,532)	$(2,590,760)
Change in valuation allowance	4,334,532	2,590,760
Net provision for income taxes	$-	$-

The Company has accumulated net operating loss carryovers of approximately $8,287,907 as of August 31, 2014 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2033. The fiscal years 2014 and 2013 remains open to examination by federal tax authorities and other tax jurisdictions.

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 18—SUBSEQUENT EVENTS

New Store Openings

Subsequent to August 31, 2014, the Company:

▪	Opened its first two franchised Papa John's locations:

1.	Papa John's Sunset (in Rocklin, California) on November 13, 2014, and

2.	Papa John's Foothills (in Roseville, California) on November 29, 2014.

Other Pending Operating-Related Transactions

Subsequent to August 31, 2014 the Company:

▪	Signed leases to open nine franchised Papa John's locations in Northern California;

▪	Entered into a definitive agreement to acquire two franchised Papa John's locations in Northern California, both of which currently are open and operating, and

▪	Entered into a series of definitive agreements: to take over a previously-closed restaurant space in high-end retail center in the Summerlin area of Las Vegas, Nevada; enter into a new lease with the landlord, and open up a new restaurant: TAPAS. Upon completion of various requirements of the Seller, the Company shall issue to the Seller 50,000 share of the Company’s Common Stock.

Note that, as of this date:

▪	Construction has commenced for three of the Papa John's locations under lease (in addition to the two already operating);

▪	The Company currently anticipated consummating the pending acquisition of the two operating Papa John's locations before the end of this calendar year - subject to access to financing, and

▪	The Company currently anticipates opening TAPAS before the end of January 2015.

The Company, in December 2015, closed one of its locations in Texas. The Company is in negotiations to sublet the space to another business and is moving the equipment and as much as possible of the tenant improvements to another Capriotti's location currently under construction.

The Company previously announced that it would be opening various concept restaurants in partnership with Chef Alex Stratta. In early December 2014, the Company ended its relationship with Stratta. The Company still intends to open these restaurants and explore opening other, unique concepts that it can open and then replicable in multiple locations and multiple markets.

Name Change

The Company, on November 17, 2014, announced that it has changed its name to "Preferred Restaurant Brands". As of this date, the Company is in the process of filing documents with FINRA, the Securities and Exchange Commission and other required regulatory bodies to effect this change. The Company intends to submit this change to a vote of shareholders either at its next-scheduled shareholder meeting or through an information statement (which will note that shareholders representing more than 95% of the Company's Common Stock have approved the name change.

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 18—SUBSEQUENT EVENTS (CONTINUED)

Capriotti's Area Development Agreements

Subsequent to August 31, 2014, the Company entered into amended Area Development Agreements with the franchisor of Capriotti's Sandwich Shops. Pursuant to those agreements, the Company relinquished the exclusive right to develop Capriotti's Sandwich Shops in its five contractual territories, in return for which the Company's contractual obligations to open stores in each territory were decreased to one per year per territory.

Financings

Each of Restaurant I and Restaurant II issued one (1) Class B membership unit in exchange for total cash proceeds of $560,000 (inclusive of $60,000 received for administrative fees).

The Company’s subsidiary PRB I, LLC, issued one (1) Class B membership unit in exchange for total cash proceeds of $505,000 (inclusive of $5,000 received for administrative fees). In total, PRB II, LLC is authorized to issue up to five Class B membership units with no par value each.

In connection with the extension of certain agreements related to the Reverse Acquisition, the Company issued to certain shareholders of the Company, all of whom were shareholders prior to the Reverse Acquisition, 10,000 shares of Common Stock of the Company.

In connection with short-term loans made to the Company by two separate entities, the Company agreed to issue shares of Common Stock to those two lenders. To-date, the Company has issued 225,000 shares to each of these two lenders. For each two weeks that each such loan remains outstanding, the Company is required to issue another 37,500 shares of its Common Stock.

In connection with his assistance with facilitating EB-5 funding for the Company, as well as in consideration of other advice and services rendered, the Company issued to a Company Director a Warrant entitling him, any time for five years after issuance, to acquire 400,000 shares of the Company's Common Stock at an exercise price of $0.84 per share.

In connection with assistance with facilitating EB-5 funding for the Company, as well as in consideration of other advise and services rendered, the Company issued to an individual a Warrant entitling that investor, any time for five years after issuance, to acquire $500,000 of Company Common Stock at an exercise price equal to 95% of the average trading price of the Company's Common Stock for the 30 days prior to any exercise.

PART III

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).   Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.) Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by an entity’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the entity’s assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, the Company’s management concluded that our internal control over financial reporting was effective as of the end of August 31, 2014.

Attestation Report of Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Management’s Remediation Initiatives

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information

None.

Item 10.  Directors and Executive Officers and Corporate Governance

Our executive officers and directors are:

Name	Position
Kenneth Antos	President, CEO, Director
Richard Groberg	Vice President, Chief Financial Officer, Director
Donald Porges	Director
Richard Doermer	Director
Michael Liu	Director
Herbert Press	Director
Paul Robichaux	Director
Louisiana State Senator Gary L. Smith Jr.	Director

Profiles

Kenneth Antos has served as our President, Chief Executive Officer, and a member of our Board of Directors, since June 4, 2014. Mr. Antos also is the President and Chairman of the Board of KCI Investments. Mr. Antos brings more than thirty-five years of executive level experience in restaurant and retail operations and management. Prior to founding KCI Investments, Mr. Antos partnered to help launch Twin Towers Trading Site Management LLC (Twin Towers Trading Site Management, LLC) where he was instrumental in helping to build out of approximately 1,800 Subway Franchisees. Mr. Antos sold his interest in this business in 2012 to focus on KCI Investments.

Mr. Antos’ career also includes senior leadership positions with Circuit City Stores, which included Controller, Corporate Vice President and West Coast Division President where he was responsible for building the division from its inception to $3 billion in revenue. In recognition of this achievement Executive Magazine name Mr. Antos retailer of the decade and his tenure was featured in the novel Good to Great where author Jim Collins acknowledged that during Mr. Antos’ time as Division President and Corporate Vice President “Circuit City generated the highest total return to shareholders of any company on the New York Stock Exchange”. Mr. Antos is also a co-founder of Signal Sites, a wireless tower business where he successfully led negotiations with numerous Fortune 500 businesses including Walgreens, Shell Oil, Texaco, and Kroger, and sold the business to a national site acquisition firm within less than four years. Mr. Antos is a graduate of Syracuse University where he received a degree in Finance and Accounting he also received his Master’s Degree in Business Administration from Harper College – now the State University of New York.

Richard Groberg has served as DIXI’s Vice President, Treasurer and Chief Financial Officer since June 4, 2014. Mr. Groberg also serves the Company's Board as its Secretary. Mr. Groberg is also the Chief Financial Officer of KCI Investments. Mr. Groberg has more than 22 year of hands-on, senior operating experience starting, managing, growing (both organically and through acquisitions) and effecting exit strategies for start-ups, turnarounds and multi-unit operations seeking to expand rapidly. Groberg also currently serves as the President of Silver State Regional Center, a USCIS-approved EB5 Regional Center. Mr. Groberg is a graduate of Fordham University, where he received a Master’s degree in Business, and Emory University where he received a Bachelor’s degree in English.

Richard Doermer has been involved as an investor and advisor to various early stage companies in the biotech, entertainment, restaurant and software industries since 2006.  Doermer has been a Chicago attorney since 1979 and established his own, multi-attorney practice, Richard Doermer, Ltd., in 1989 focusing on civil litigation.  In 2010, Doermer founded McNabb, LLC. a marketing consumer products - notably Cate McNabb Cosmetics and Sunology Suncare. He is an active Board member on various Chicago charities including Allendale School (youth), Luminarts Cultural Foundation at the Union League Club of Chicago and Chicago International Film Festival (arts) and PAWS (Pets Are Worth Saving).

Michael Liu is a native Chinese professional with extensive business and financial experience working on cross-cultural business projects involving Chinese companies. Since 2009, Liu has work in an Investment Advisory and International Business Consultation role for a Fortune 500 company. In that position, Liu provides various financial advisory services and manages a large portfolio of client assets. Liu, a California resident, has a MPhil in Business and Management (in the United Kingdom) and is a Securities-licensed broker in the United States.

Donald Porges became a member of our Board of Directors in June. Since November 2011, Mr. Porges has been providing various accounting services to KCI and its subsidiaries. Mr. Porges is a Certified Public Accountant licensed in the State of Florida and has been self-employed since June 1981. Presently, he practices as the member manager of Donald K. Porges, CPA, LLC, a position he has held since 1981. His clients are located thought the United States, Canada, Australia and Great Britain. Mr. Porges is also a licensed Certified Forensic Accountant. Mr. Porges is a Member of the American Institute of Certified Public Accountants, Florida Institute of Certified Public and the Institute of Certified Forensic Accountants. He is also active in community services, including serving in various officer or management capacities with Rotary International, Waterford Education Foundation, Mizner Falls Homeowners Association and Boynton Beach Chamber of Commerce. Mr. Porges is a graduate of C.W. Post College of Long Island University where he received a degree in Accounting.

Herbert Press currently serves as SVP of Real Estate and Construction for DIXI’s KCI Investments, LLC subsidiary. Since graduating from The State University of New York in 1963 with a degree in Industrial Engineering and Business Management Press has been involved in the design and construction of hundreds of projects, including more than 100 restaurants, and has won numerous awards.

Paul Robichaux currently serves as the CEO of Robichaux Equipment, and also serves in various executive and/or Board member roles for various for-profit and not-for-profit entities roles, including with: Magnolia Financial Group, a privately-owned and managed financial/investment group, and the Port of Southern Louisiana Commission - as its President and Chairman; and, he has founded multiple businesses generating sales across Africa, Asia, Europe, South America and the Caribbean. Mr. Robichaux attended Nichols State University majoring in marketing and psychology, with a minor in business. Mr. Robichaux chairs the Company's Audit Committee.

Louisiana State Senator Gary L. Smith Jr. currently serves as the State Senator for Distract 19 of the state of Louisiana. He divides the rest of his professional time among: his legal practice, his family's privately-held dredging business and serving as: co-Founder of Magnolia Financial Group (a privately-owned and managed financial/investment group) and Vice President of Acquisitions and Investments for the Magnolia Companies of LA, LLC. Senator Smith was elected State Senator in 2012 after serving as a Louisiana State Representative for 12 years. Senator Smith previously worked in Washington D.C. for former Congressman Billy Tauzin and U.S. Senator John Breaux.

Our officers are elected annually by the board of directors and may be replaced or removed by the Board at any time. Our Directors are elected by our shareholders annually and serve until the election and qualification of their successors or their earlier resignation or removal.

Board of Director Committees

Five members of our Board (Ken Antos, Richard Groberg, Mike Liu, Donald Porges and Paul Robichaux (as Chairman)) also serve as our Audit Committee. Currently, we do not compensate any of our Directors in connection with their service in this regard.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We will provide a copy to any person without charge upon written request to Richard Groberg, Vice President, Dixie Foods International, Inc.; c/o KCI Investments, LLC; 4033 South Dean Martin Drive; Las Vegas, NV 89103.

Item 11.  Executive Compensation

Currently, CEO Ken Antos receives an annual salary of $150,000 per year. Vice President and Chief Financial Officer Richard Groberg receives an annual salary of $125,000 per year. Both Antos and Groberg also hold options to acquire common stock of the Company, which (except for a portion of Antos' options) vest over time and are forfeited under certain conditions.

Other Compensation Arrangements

None of our executive officers have any written employment agreements or any arrangements for employee benefits, severance payments or change of control payments. We have not established any long term compensation plans, stock based compensation plans, incentive compensation plans or other compensation or benefit plans. We anticipate that such plans will be established as our business develops. The Company has granted stock options to its Executive Officers, other key employees and key advisors.

Director Compensation

Currently, no Director receives any compensation in connection with his role as Director. We do anticipate setting up a plan to compensate Directors in connection with their services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December xx, 2014, the beneficial ownership of our 43,030,976 outstanding shares of Common Stock, by (1) the only persons who own of record or are known to own beneficially, more than 5% of our Common Stock; (2) each director and executive officer; and (3) all directors and officers as a group.

		Percentage of
		Outstanding
Name and Address *	Number of Shares	Common Shares
5% Holders
KCI Holding I, LLC (1)	40,814,376	94.8%
Executive Officers and Directors
Kenneth Antos (1)	40,814,376	94.8%
Donald Porges(1)	40,814,376	94.8%
Richard Groberg	0
Richard Doermer (**)	0	0
Mike Liu	0	0
Herb Press	0	0
Paul Robichauz	0	0
Gary Smith Jr.	0	0
Directors/Officers	40,814,376	94.8%
As a group (8 persons)

'(1)	Includes 40,814,376 shares held of record by KCI Holding I, LLC. Kenneth Antos and Donald Porges are Co-Managers of KCI Holding I, LLC and have shared voting and dispositive power with respect to the shared held of record by KCI Holding I, LLC. Each of Mr. Antos and Mr. Porges disclaims beneficial ownership of all of the shares of our common stock held of record by KCI Holding I, LLC, except to the extent of their respective pecuniary interests therein. KCI Holding I, LLC, Mr. Antos and Mr. Porges are a member of a group under Section 13(d) of the Securities and Exchange Act of 1934, as amended.

*	The address for all is: c/o Dixie Foods International, Inc.; c/o KCI Investments, LLC; 4033 South Dean Martin Drive; Las Vegas, NV 89103.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Director Independence

The following information concerning director independence is based on the director independence standards of The NASDAQ Stock Market Corporate Governance Rules, although our common stock is not listed on The NASDAQ Stock Market.

The Board has determined that Directors Donald Porges, Richard Doermer, Michael Liu, Paul Robichaux and Louisiana State Senator Gary L. Smith Jr. are independent directors within The NASDAQ Stock Market’s director independence standards. Directors Kenneth Antos, Richard Groberg and Herb Press are not independent. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence. The Board has not designated a separate compensation or nominating committee.

Our Board of Directors requires that all related party transactions be reviewed and approved by Audit Committee of the Board.

Audit Committee

The Board of Directors has designated a separate Audit Committee, whose members are named above, which conducts the functions of such a committee. None of the directors is an audit committee financial expert.

Item 14.  Principal Accountant Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by Sadler, Gibb and Associates, for fiscal years 2014 and 2013

	August 31, 2014	August 31, 2013
Audit Fees - Sadler, Gibb and Associates	$33,500	$20,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$33,500	$20,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Annual Reports on Form 10-K and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

The accounting firm owned by Director Donald Porges provides various accounting and tax services to the Company. During fiscal year 2014, the Company paid Porges’ firm approximately $82,000 in connection with those services.

Historically, Company Management, based on authority granted by the Board, approves the engagement letter with respect to audit, tax and review services.  Historically, Other Fees are subject to pre-approval Company Management.  Going forward, all such engagements and fees shall be subject to the approval of the Audit Committee of the Board. The audit and tax fees paid to the auditors with respect to fiscal 2014 were pre-approved by Company Management.

Pre-approved Policies

Currently the Audit Committee and, prior to June 4, 2014, the Board of Directors acting as the Audit Committee, considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence.  All of the services described above for the years ended August 31, 2014 and 2013 were approved by Company Management, based on authority granted by the Board pursuant to its policies and procedures.

Board of Directors Report

The Audit Committee of the Board has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014. The Audit Committee has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Board concerning independence, and has discussed with its independent auditor its independence from the Company.

The Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended August 31, 2014 for filing with the SEC.

PART IV

Item 15. Exhibits Filed

Capriotti's Corp. Area Development Agreements
10.1	• Las Vegas*
10.2	• Northern San Diego
10.3	• Northern San Diego Addendum
10.4	• Orange County
10.5	• South Bay*
10.6	• Sothern San Diego
10.7	• South San Diego Transfer Agreement
10.8	• Texas*

Amendments to Capriotti's Corp. Area Development Agreements
10.9	• Amendment-Las Vegas
10.10	• Amendment_Northern San Diego
10.11	• Amendment_Orange County
10.12	• Amendment_South Bay
10.13	• Amendment_Southern San Diego
10.14	• Amendment_Texas
10.15	• Mission Valley Transfer and Assignment Agreement
10.16	• GVR and San Marcos Acquisition Agreement

10.17	Capriotti's Corp Franchise Agreement Fountain Valley (Representative Example)

10	Papa John's Area Development Agreements
10.18	• Papa John's Fresno Franchise Agreement
10.19	• Papa John's Amendment_ March 2014
10.20	• Papa John's Amendment_ September 2014

10.21	Papa John's Franchise Agreement Roseville (Representative Example)

Papa John's Acquisition Documents
10.22	• Fresno Acquisition Agreement
10.23	• Fresno Acquisition Transfer Approval By Papa John's

10.24	Italian Steakhouse Lease

99.1	Dixie Stock Option Plan August 2014

Elements
10.25	• Elements Purchase Agreement
10.26	• Elements Purchase Agreement Amendment
10.27	• Elements Management Agreement*

TAPAS
10.28	• Agreement with former Tenant
10.29	• Tivoli Lease Assumption Agreement*
10.30	• Tivoli Lease Guarantee*
10.31	• Tivoli Lease_1-48*
10.32	• Tivoli Lease_Part II*
10.33	• Agreement To Purchase Liquor License

14.1	• Officer Code Of Conduct

99.2	• Audit Committee Charter

Notes
4.1	• Caprock Future Receivables Sale Agreement
4.2	• Quarterspot Note*
4.3	• Brandt Note
4.4	• Brandt Guarantee

4.5	• Michael Lee Note
4.6	• Michael Lee Guarantee
4.7	• Davinci Note*
4.8	• Donald Porges Note
4.9	• Kibbe Note
• CBC Note, Guarantee, Security Agreement, Amendments and Warrant Agreements*.
4.10	✓ Loan Document;
4.11	✓ Security Agreement;
4.12	✓ Guarantee Agreement
4.13	✓ Amendments 1-6
4.14	✓ Warrant Agreements
4.15	• Stelzner Note
4.16	• Yellowstone Capital Note
4.17	• Doermer Related Notes*
4.18	✓ Turpin Brown Note, Related Agreements and Modifications
4.19	✓ RDD 2006 CRUT
4.20	✓ RDD 2006 CLUT Note, Related Agreements and Modifications
4.21	✓ RDD 1999 CRUT Note, Related Agreements and Modifications
4.22	✓ Simpson VIII Note, Related Agreements and Modifications
4.23	✓ Simpson IV Note, Related Agreements and Modifications
4.24	✓ Doermer Personal Note, Related Agreements and Modifications

Other Significant Documents
10.34	• Dixi Warrant to Mike Liu
10.34	• Generic Subscription Agreement *

'*         To be filed as an Amendment to this filing.

**   Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIXIE FOODS INTERNATIONAL, INC.

December 18, 2014	By:	/s/ Richard Groberg
Richard Groberg
President (principal executive and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Antos	President and Director (principal executive officer)	December 18, 2014

/s/ Richard Groberg	Vice President, CFO and Director (principal and	December 18, 2014
principal accounting officer)

