Form 10-K/A
period 2014-08-31
Dixie Foods International, Inc
filed 2014-12-24
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KA

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) of Dixie Foods International, Inc. (the “Company”) is being filed to amend the Company’s Annual Report on Form 10-K for the year ended August 31, 2014, which was filed originally with the Securities and Exchange Commission (the “SEC”) on December 19, 2014 (the “Original Filing”), to: (i) provide the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language) and (ii) to provide the Exhibits noted in “PART 4, Item 15 Exhibits Filed” to the Original Filing with an “*” that they will be “filed as an Amendment to this filing”. Because of filing space limitations, these additional Exhibits could not be included in the Original Filing. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL. For the convenience of the reader, this Amendment No. 1 restates in its entirety the Original Filing, although no other changes have been made to the Form 10-K.

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

3

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

PART IV

Item 15. Exhibits Filed

Capriotti's Corp. Area Development Agreements
10.1	• Las Vegas
10.2	• Northern San Diego**
10.3	• Northern San Diego Addendum**
10.4	• Orange County**
10.5	• South Bay
10.6	• Southern San Diego**
10.7	• South San Diego Transfer Agreement**
10.8	• Texas

Amendments to Capriotti's Corp. Area Development Agreements
10.9	• Amendment-Las Vegas**
10.10	• Amendment_Northern San Diego**
10.11	• Amendment_Orange County**
10.12	• Amendment_South Bay**
10.13	• Amendment_Southern San Diego**
10.14	• Amendment_Texas**
10.15	• Mission Valley Transfer and Assignment Agreement**
10.16	• GVR and San Marcos Acquisition Agreement**

10.17	Capriotti's Corp Franchise Agreement Fountain Valley (Representative Example)**

10	Papa John's Area Development Agreements
10.18	• Papa John's Fresno Franchise Agreement**
10.19	• Papa John's Amendment_ March 2014**
10.20	• Papa John's Amendment_ September 2014**

10.21	Papa John's Franchise Agreement Roseville (Representative Example)**

Papa John's Acquisition Documents
10.22	• Fresno Acquisition Agreement**
10.23	• Fresno Acquisition Transfer Approval By Papa John's**

10.24	Italian Steakhouse Lease**

99.1	Dixie Stock Option Plan August 2014**

Elements
10.25	• Elements Purchase Agreement**
10.26	• Elements Purchase Agreement Amendment**
10.27	• Elements Management Agreement

TAPAS
10.28	• Agreement with former Tenant**
10.29	• Tivoli Lease Assumption Agreement
10.30	• Tivoli Lease Guarantee
10.31	• Tivoli Lease_1-48
10.32	• Tivoli Lease_Part II
10.33	• Agreement To Purchase Liquor License**

14.1	• Officer Code Of Conduct**

99.2	• Audit Committee Charter**

Notes
4.1	• Caprock Future Receivables Sale Agreement**
4.2	• Quarterspot Note
4.3	• Brandt Note**
4.4	• Brandt Guarantee**

4.5	• Michael Lee Note**
4.6	• Michael Lee Guarantee**
4.7	• Davinci Note*
4.8	• Donald Porges Note**
4.9	• Kibbe Note**
CBC Note, Guarantee, Security Agreement, Amendments and Warrant Agreements.*
4.10	✓ Loan Document;
4.11	✓ Security Agreement;
4.12	✓ Guarantee Agreement
4.13	✓ Amendments 1-6
4.14	✓ Warrant Agreements
4.15	• Stelzner Note**
4.16	• Yellowstone Capital Note**
Doermer Related Notes
4.18	✓ Turpin Brown Note, Related Agreements and Modifications
4.19	✓ RDD 2006 CRUT
4.20	✓ RDD 2006 CLUT Note, Related Agreements and Modifications
4.21	✓ RDD 1999 CRUT Note, Related Agreements and Modifications*
4.22	✓ Simpson VIII Note, Related Agreements and Modifications*
4.23	✓ Simpson IV Note, Related Agreements and Modifications*
4.24	✓ Doermer Personal Note, Related Agreements and Modifications*

Other Significant Documents
10.34	• Dixie Warrant to Mike Liu**
10.35	• Generic Subscription Agreement

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*         To be filed as an Amendment to this filing.

**        Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIXIE FOODS INTERNATIONAL, INC.

December 24, 2014	By:	/s/ Richard Groberg
Richard Groberg
President (principal executive and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Antos	President and Director (principal executive officer)	December 24, 2014

/s/ Richard Groberg	Vice President, CFO and Director (principal and	December 24, 2014
principal accounting officer)

