Form 10-Q
period 2014-11-30
Dixie Foods International, Inc
filed 2015-02-04
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

☐Yes ☒No

As of February 2, 2015 issuer had 43,293,726 shares of common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

DIXIE FOODS INTERNATIONAL, INC.

Consolidated Balance Sheets

	November 30,	August 31,
	2014	2014
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$42,301	$24,033
Accounts receivable	52,076	75,216
Other receivables	-	4,632
Food inventory	119,001	103,367
Prepaid expenses	131,508	111,678
Total Current Assets	344,886	318,926

OTHER ASSETS
Prepaid franchise and territory rights fees, net	774,996	897,846
Property and equipment, net	4,176,143	3,418,743
TOTAL ASSETS	$5,296,025	$4,635,515

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,948,468	$829,109
Checks issued in excess of cash	208,084	104,398
Deferred revenue	68,605	95,186
Related party notes payable	379,073	-
Short-term notes payable, net of debt discounts	7,496,681	7,366,299
Short-term convertible notes payable	300,000	300,000
Derivative liability	526,316	-
Total Current Liabilities	10,927,227	8,694,992

LONG-TERM LIABILITIES
Notes payable	500,000	500,000
Convertible notes payable	550,000	550,000
Total Liabilities	11,977,227	9,744,992

Class B Membership Units, no par value, 6 units authorized, 5 and 2 units issued and outstanding, respectively	2,500,000	1,000,000

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 15,000,000 shares authorized, no shares issued or oustanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 42,993,475 and 42,570,975 shares issued and outstanding, respectively	42,995	42,572
Additional paid-in capital	15,472,046	14,311,918
Accumulated deficit	(24,696,243)	(20,463,967)
Total Stockholders' Deficit	(9,181,202)	(6,109,477)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,296,025	$4,635,515

The accompanying notes are an integral part of these consolidated financial statements.

DIXIE FOODS INTERNATIONAL, INC.

Consolidated Statements of Operations

 (Unaudited)

	For the Three Months Ended
	November 30,
	2014	2013

REVENUE	$1,985,234	1,281,428

OPERATING EXPENSES
Restaurant operating costs:
Food, beverage and packaging	714,314	450,937
Labor and related	646,952	348,902
Occupancy	278,533	185,117
Other operating costs	622,896	227,351
Total Restaurant Operating Expenses	2,262,695	1,212,307

Profit from Restaurant Operations	(277,461)	69,121

General and administrative	1,277,632	295,001
Depreciation and amortization	105,215	128,171
Salaries and wages	913,078	192,118
Royalty and franchise fees	118,073	90,820
Pre-opening costs	206,447	97,900
Total	2,620,445	804,010

LOSS FROM OPERATIONS	(2,897,906)	(734,889)

OTHER INCOME (EXPENSES)
Interest expense	(1,334,370)	(275,431)
Other expense	-	(9,558)
Total Other Income (Expenses)	(1,334,370)	(284,989)

LOSS BEFORE INCOME TAXES	(4,232,276)	(1,019,878)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,232,276)	$(1,019,878)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	42,867,185	15,611,146

The accompanying notes are an integral part of these consolidated financial statements.

DIXIE FOODS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$4,232,276	$(1,019,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	316,225	140,595
Amortization of debt discounts and debt issuance costs	96,448	407,379
Expenses paid on behalf of the Company by related parties	36,291	-
Change in derivative liability	-	1,750
Warrants granted for services	526,316	-
Stock and warrants granted for loan modifications	8,800	-
Stock issued in connection with execution of notes payable	333,751	-
Fair value of stock options vested	818,001	-
Changes in operating assets and liabilities:
Accounts receivable	27,774	(38,167)
Inventories	(15,634)	11,284
Prepaid expenses and other current assets	(19,830)	(33,264)
Accounts payable and accrued expenses	1,107,356	595,614
Deferred revenue	(14,581)	112,000
Net Cash Used in Operating Activities	(1,011,359)	177,313

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(950,775)	(239,248)
Net Cash Used in Investing Activities	(950,775)	(239,248)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdraft	103,686	-
Proceeds on related party debt	457,819	69,854
Payments on related party debt	(115,037)	-
Proceeds on notes payable	400,000	(107,187)
Payments on notes payable	(366,066)	-
Proceeds from Class B membership units issued for cash	1,500,000	-
Net Cash Provided by Financing Activities	1,980,402	(37,333)

NET INCREASE (DECREASE) IN CASH	18,268	(99,268)
CASH AT BEGINNING OF PERIOD	24,033	255,293

CASH AT END OF PERIOD	$42,301	$156,025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$258,606	$225,578
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Discounts on notes payable	$83,450	$-

The accompanying notes are an integral part of these consolidated financial statements.

DIXIE FOODS INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

Dixie Foods International, Inc. (the “Company”; OTCQB:”DIXI”) was formed in May 2010 as Dixie Foods, International, Inc. to operate a specialty food business for salad dressing, sauces and condiments.  The Company was organized and still operates under the laws of the State of Florida. In November, 2014, the Company changed its name to “Preferred Restaurant Brands” and is in process of effecting that change with FINRA, the SEC and other regulatory authorities.  The fiscal year end for the Company and all of its subsidiaries is August 31. The Company has aggregated its operations into one reportable segment.

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

KCI Investments, LLC, a Nevada limited liability company headquartered in Las Vegas, Nevada, was formed on November 8, 2004, but did not engage in any business operations until November 2010.  Currently, KCI is engaged in developing, owning and operating a multi-brand chain of restaurants, currently under two franchise brands: Capriotti’s Sandwich Shops and Papa John’s.  KCI also owns and operates various other restaurant concepts.  KCI and its various subsidiaries, currently operate 17 restaurants: 12, franchised Capriotti's Sandwich Shops; four franchised Papa John’s pizza restaurants, and Elements Kitchen & Martini Bar.  Additionally, the Company has in various stages of development and construction: four Capriottis; eight Papa John’s; a new restaurant concept, and the Italian Steakhouse, all of which it anticipates opening over the next 12 months subject to access to additional capital.

NOTE 2—GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2014, the Company has a working capital deficit of $10,582,341 and an accumulated deficit of $24,696,243. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to: identify future investment opportunities and obtain the necessary debt or equity financing and generate profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining debt and/or equity capital from existing and/or new investors and/or creditors sufficient to meet its ongoing operating expenses, pending transactions and growth plans. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2014 audited financial statements.  The results of operations for the periods ended November 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

Use of Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid investment instruments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of receivables from undeposited funds from the Company’s credit card processor, third party gift card distributors, payroll-related tax receivables, vendor rebates and receivables arising from the normal course of business from catering sales. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable based on a specific review of account balances. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recoverability is considered remote.

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2014 and December 31, 2013 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

Basic and Diluted Loss per Common Share

Basic loss per common share is calculated by dividing the Company’s net loss applicable to shareholders by the weighted average number of shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There were 1,177,322 such shares outstanding as of November 30, 2014, which were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

New Accounting Pronouncements

The Company’s management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4—PROPERTY AND EQUIPMENT

As of November 30, 2014 and August 31, 2014 the Company’s property and equipment consisted of the following:

	November 30, 2014	August 31, 2014
Building and leasehold improvements	$3,761,717	$3,161,646
Machinery and equipment	1,026,345	1,022,299
Furniture and fixtures	692,548	358,390
Less: Accumulated depreciation	(1,304,467)	(1,123,592)
Property and equipment, net	$4,176,143	$3,418,743

Depreciation expense included as a charge to income (including restaurant-related depreciation recorded in “Other operating costs (including Restaurant-Related Depreciation)” was $180,875 and $140,595 for the three-months ended November 30, 2014 and 2013, respectively.

NOTE 5—INTANGIBLE ASSETS

Intangible assets represents capitalized prepaid territory rights and franchise fees paid. The costs are amortized over the remaining life of the contract executed with the franchisor.

NOTE 5—INTANGIBLE ASSETS (CONTINUED)

As of November 30, 2014 and August 31, 2014 the Company’s territory and franchise rights consisted of the following:

	November 30, 2014	August 31, 2014
Territory and franchise rights	$1,931,194	$1,926,194
Less: Accumulated amortization	(1,156,198)	(1,028,348)
Territory and franchise rights, net	$774,996	$897,846

Amortization expense on intangible assets included as a charge to income was $101,036 and $102,920 for the years ended November 30, 2014 and 2013, respectively.

Estimated amortization expense to be recorded for the next five years is as follows:

2015	$332,122
2016	97,176
2017	97,176
2018	97,176
2019	97,176
Thereafter	54,170
Total future amortization	$774,996

NOTE 6—RELATED PARTY TRANSACTIONS

As of August 31, 2014, the Company owed $-0- to related parties. During the three month period ended November 30, 2014, related parties made cash loans of $457,819 and paid for Company expenses of $36,291. The Company made cash repayments of $115,037, leaving an ending balance due of $379,073 due to related parties at November 30, 2014. All related party loans bear no interest, are unsecured and are due on demand.

The Company’s CEO, Kenneth Antos, has personally guaranteed virtually all the outstanding obligations due by the Company. This includes: virtually all of the outstanding notes payables on all loans; leases with the various landlords, and all of the obligations to franchisors.

NOTE 7—NOTES PAYABLE

As of November, 2014 and August, 2014 the Company’s notes payable consisted of the following:

	November 30,	August 31,
	2014	2014
Note payable bearing interest at 13.5% per annum, originated June 22, 2012, original maturity date of June 22, 2013. This note is in default and currently bears a default interest rate of 18.5%.	$2,700,000	$2,700,000

Note payable bearing interest at 12.0% per annum, originated December 27, 2012, original maturity date of December 27, 2013. This note is in default and currently bears a default interest rate of 17.0%.	950,000	1,000,000

Note payable originated October 2, 2014, original maturity date of October 16, 2014. This note is currently in default.	100,000	-

Note payable originated September 25, 2014, original maturity date of October 9, 2014. This note is currently in default.	100,000	-

NOTE 7—NOTES PAYABLE (CONTINUED)

Note payable bearing interest at 12.0% per annum, originated February 1, 2013, original maturity date of August 1, 2014. This note is in default and currently bears a default interest rate of 17.0%.	550,000	550,000

Notes Payable bearing interest at 7.4% per annum, originated July 11, 2014 maturity date of April 13, 2015.	85,801	126,577

Note payable bearing interest at 12.0% per annum, originated February 1, 2013, original maturity date of August 1, 2014. This note is in default and currently bears a default interest rate of 17.0%.	650,000	650,000

Notes payable bearing interest at 5.0% per annum, originated August 31, 2014, payable upon demand.	80,000	80,000

Note payable bearing interest at 12.0% per annum, originated February 1, 2013, original maturity date of August 1, 2014. This note is in default and currently bears a default interest rate of 17.0%.	800,000	800,000

Notes Payable bearing interest at 18.0% per annum originated May 8, 2014, payable upon demand.	225,000	250,000

Note payable bearing interest at 12.0% per annum, originated October 3, 2013, original maturity date of November 2, 2013. This note is in default and currently bears a default interest rate of 17.0%.	100,000	100,000

Note payable bearing interest at 13.3% per annum, originated August 28, 2013, original maturity date of February 28, 2014. This note is in default and currently bears a default interest rate of 18.3%.	90,000	90,000

Note payable bearing interest at 13.3% per annum, originated August 28, 2013, original maturity date of February 28, 2014. This note is in default and currently bears a default interest rate of 18.3%.	-	10,000

Note payable bearing interest at 10.0% per annum, originated December 4, 2013, due on October 15, 2014. This note is currently in default and bears a default interest rate of 15.0%.	560,000	560,000

Note payable bearing interest at 12.0% per annum, originated June 7, 2013, original maturity date of June 7, 2014	500,000	500,000

Total notes payable	$7,490,801	$7,866,299
Less: current portion	(7,496,681)	(7,366,299)

Long-term notes payable	$500,000	$500,000

NOTE 7—NOTES PAYABLE (CONTINUED)

Secured Borrowings

On August 11, 2014, the Company entered into three financing arrangements with a third party for a combined principal amount of $470,000.  The terms of the arrangement require the Company to pay the $470,000 principal balance plus an additional $169,200 for total remittance of $639,200.  The terms of repayment require the Company to remit to the lender 24 percent of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full.  This borrowing is secured by the assets of the Company.

The additional $169,200 will be recognized as interest expense over the estimated term of the agreement.  The term is not fixed due to the variable repayment terms; however, management currently estimates such term to be approximately 11 months. The ending principal balance of these borrowings at November 30, 2014 and August 31, 2013 was $400,346 and $611,621, respectively.

On October 28, 2014 and November 3, 2014, the Company entered into two financing arrangements with two separate third parties for a combined principal amount of $200,000.  The terms of the arrangements require the Company to pay the $200,000 principal balance plus an additional $83,450 for total remittance of $283,450.  The terms of repayment require the Company to remit to the lender average of 15 percent of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full.  This borrowing is secured by the assets of the Company.

The additional $83,450 will be recognized as interest expense over the estimated term of the agreement.  The term is not fixed due to the variable repayment terms, however management currently estimates such term to be approximately 11 months. The ending principal balance of these borrowings at November 30, 2014 was $254,435.

NOTE 8—CONVERTIBLE NOTES PAYABLE

As of November 30, 2014 and August 31, 2014 the Company’s convertible notes payable consisted of the following:

	November 30,	August 31,
	2014	2014
Convertible note payable bearing interest at 10.0% per annum, originated April 23, 2012, original maturity date of April 23, 2017. The note is convertible into common shares of the Company at $1.00 per share.	$500,000	$500,000

Convertible note payable bearing interest at 9.0% per annum, originated July 25, 2013, original maturity date of July 25, 2018. The note is convertible into common shares of the Company at $1.50 per share.	50,000	50,000

Convertible note payable bearing interest at the market interest rate plus 6.0% per annum, originated May 1, 2012, original maturity date of May 1, 2015. The note is convertible into common shares of the Company at $0.30 per share.	300,000	300,000

Total notes payable	$850,000	$850,000
Less: current portion	300,000	300,000

Long-term convertible notes payable	$550,000	$550,000

The intrinsic value of the beneficial conversion feature and the debt discount associated with all convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded for the convertible notes equaled $150,000 on December 15, 2011 which had been fully amortization to interest expense as of the beginning of the periods presented.

NOTE 9—DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The exercise price of certain warrants granted during the period ended November 30, 2014 are variable and subject to the fair value of the Company’s common stock on the date of exercise. As a result, the Company has determined that the exercise feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the exercise feature of the instruments to be recorded as a derivative liability.

ASC 815 requires Company management to assess the fair market value of derivatives at each reporting period and recognize any change in the fair market value as items of other income or expense. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with these warrants.

At origination and subsequent revaluations, the Company valued the derivative liability using the Black-Scholes options pricing model under the following assumptions:

November 30, 2014

Risk-free interest rate	1.45% – 1.49%
Expected options life	4.87 – 5.00
Expected dividend yield	-
Expected price volatility	523% – 538%

During the period ended November 30, 2014, the Company’s derivative liability remained constant at $526,316 and recognized no gain or loss on derivative liability in conjunction with settlement of convertible notes payable, additions of new derivative liabilities and subsequent revaluations of existing derivative liabilities.

NOTE 10—CLASS B MEMBERSHIP UNITS

The Company’s subsidiaries, KCI Restaurant I, LLC (“Restaurant I”), KCI Restaurant II, LLC (“Restaurant II”), PRB I, LLC (“PRB I”) and PRB II, LLC (“PRB II”) are authorized to issue up to 2 Class B membership units with no par value each, of which 5 and 2 units were issued and outstanding as of November 30, 2014 and August 31, 2014, respectively.

Each Class B membership unit was sold for $500,000, plus $60,000 for administrative costs payable to third parties. Each unit carries equal voting rights to the Class A membership units of each subsidiary. Each Class B unit is entitled to receive distributions equal to 0.5 percent of the value of the units held each year.

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

Denial of I-526 Petition

If the member’s I-526 Petition is denied with respect to that member’s investment in the company, and the member has not been previously expelled from the company, the member has the right, within fifteen days following the date of the I-526 Denial, to request that the company cancel that member’s entire interest in the Company and which time the Company will return the member’s capital contribution and administrative fee, without interest. As such and as the Class B units are not entitled to the distribution of profits and losses, the redeemable value of the membership interest are presented in the mezzanine section of the balance until such time as the I-526 petition is successfully approved after they value of the shares will be moved into permanent equity. No adjustments for noncontrolling interests have been made.

During the three months ended November 30, 2014, Company subsidiaries issued three (3) Class B membership units in exchange for total cash proceeds of $1,680,000 (inclusive of $180,000 received for administrative fees due and payable to third parties).

During the year ended August 31, 2014, Company subsidiaries issued two (2) Class B membership units in exchange for total cash proceeds of $1,120,000 (inclusive of $60,000 received for administrative fees due and payable to third parties).

NOTE 11—STOCKHOLDERS’ DEFICIT

The Company’s authorized capital stock consists of 150,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, par value $0.001 per share. As of November 30, 2014 and August 31, 2013, there were 42,993,475 and 42,570,975 shares of common stock issued and outstanding, respectively, and zero shares of preferred stock issued and outstanding, respectively.

Preferred Stock

Our board of directors has the authority, without stockholder approval, to issue up to 15,000,000 shares of preferred stock, $0.001 par value. The authorized preferred stock may be issued by the Board of Directors in one or more series and with the rights, privileges and limitations of the preferred stock determined by the Board of Directors. The rights, preferences, powers and limitations on different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and other matters.

Common Stock

During the three months period ended November 30, 2014, in connection with the extension of certain agreements related to the Reverse Acquisition, the Company issued to certain shareholders of the Company, all of whom were shareholders prior to the Reverse Acquisition, 10,000 shares of common stock of the Company.

In connection with short-term loans made to the Company by two separate entities, the Company agreed to issue shares of common stock to each lender. For each two weeks that each such loan remains outstanding, the Company is required to issue another 37,500 shares of its Common Stock. To date, the Company has issued 412,500 shares in connection with these loans.

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

NOTE 12—STOCK OPTIONS AND WARRANTS

Stock Options

During the year ended August 31, 2014, the Company granted 9,573,604 options to purchase common stock at $0.50 per share to the Company employees and consultants. 1,477,687 options vested immediately and 8,095,917 options vested 1/3 on each grant anniversary date for the subsequent three years. All options issued in 2014 expire on August 30, 2024. Subsequent to August 31, 2014, 100,000 of the nonvested options granted have been rescinded, thus, leaving 9,473,604 stock options outstanding and 1,477,686 stock options exercisable.

Stock compensation expense is recognized on a pro-rata basis over the vesting period of the options. During the three month period ended November 30, 2014 the Company recognized $818,001 in compensation expense arising from options issued, leaving $9,064,973 of compensation expense on stock options to be recognized subsequent to November 30, 2014.

Warrants

During the period ended November 30, 2014, the Company issued 692,521 warrants to creditors to acquire its common stock:

In applying the Black-Scholes options pricing model to the options and warrant grants, the fair value of our share-based awards granted were estimated using the following assumptions for the periods indicated below:

November 30, 2014

Risk-free interest rate	1.45% – 1.49%
Expected options life	4.87 – 5.00
Expected dividend yield	-
Expected price volatility	523% – 538%

A summary of the status of the Company’s stock options as of November 30, 2014 and changes during the periods ended November 30, 2014 and 2013 is presented below:

Number of Options and Warrants

Outstanding at August 31, 2014	9,573,604

Options and warrants granted	691,521
Options and warrants exercised	-
Options and warrants forfeited or expired	(100,000)
Outstanding at November 30, 2014	10,166,125
Exercisable at November 30, 2014	2,170,207

The following table summarizes information about options and warrants as of November 30, 2014:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.50	9,473,604	4.67	$0.50	1,477,686	$0.50
$0.72	691,521	4.79	$0.72	691,521	$0.72
	10,166,125	4.67	$0.51	2,170,207	$0.57

NOTE 12—SUBSEQUENT EVENTS

New Store Openings

Subsequent to November 30, 2014, the Company, on December 26, 2014, opened its third and fourth franchised Papa John's locations, 8300 Sierra College Blvd. in Roseville California and 3842 West Shaw in Fresno, California.

Other Pending Operating-Related Transactions

Subsequent to November 30, 2014 the Company:

▪	Signed leases to open what, as of this date, cumulatively totals eight additional, franchised Papa John's locations in Northern California;

▪	Entered into a definitive agreement to acquire two franchised Papa John's locations in Northern California, both of which currently are open and operating, and

▪	Entered into a series of definitive agreements: to take over a previously-closed restaurant space in high-end retail center in the Summerlin area of Las Vegas, Nevada; enter into a new lease with the landlord, and open up a new restaurant concept. Upon completion of various requirements of the Seller, the Company shall issue to the Seller 50,000 share of the Company’s Common Stock.

Note that, as of this date:

▪	Construction has commenced construction for one of the Papa John's locations under lease (in addition to the four already operating);

▪	The Company currently anticipated consummating the pending acquisition of the two operating Papa John's locations within in the next few months - subject to access to financing, and

▪	The Company currently anticipates opening its new restaurant concept before the end of March 2015 – subject to access to additional financing.

The Company, in December 2014, closed one of its locations in Texas. The Company is in negotiations to sublet the space to another business and is moving the equipment and as much as possible of the tenant improvements to another Capriotti's location currently under construction.

The Company previously announced that it would be opening various concept restaurants in partnership with Chef Alex Stratta. In early December 2014, the Company ended its relationship with Stratta. The Company still intends to open these restaurants and explore opening other, unique concepts that it can open and then replicable in multiple locations and multiple markets. The opening of these restaurants, as well as future concepts, is subject to access to additional financing

Name Change

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

Capriotti's Area Development Agreements

Subsequent to November 30, 2014, the Company entered into amended Area Development Agreements with the franchisor of Capriotti's Sandwich Shops. Pursuant to those agreements, the Company relinquished the exclusive right to develop Capriotti's Sandwich Shops in its five contractual territories, in return for which the Company's contractual obligations to open stores in each territory were decreased to one per year per territory.

Financings

In connection with short-term loans made to the Company by two separate entities, the Company agreed to issue shares of Common Stock to those two lenders. To-date, the Company has issued 225,000 shares to each of these two lenders. For each two weeks that each such loan remains outstanding, the Company is required to issue another 37,500 shares of its Common Stock. To date, the Company has issued 375,000 shares, subsequent to November 30, 2014 in connection with these loans.

In connection with his assistance with facilitating EB-5 funding for the Company, as well as in consideration of other advice and services rendered, the Company issued to Company Director Mike Liu a Warrant entitling him, any time for five years after issuance, to acquire 400,000 shares of the Company's Common Stock at an exercise price of $0.84 per share.

The Company currently owes approximately $3.65 million to various entities directly or indirectly controlled by a Company Director. The Company currently is in discussions with those entities to restructure some of their debt and extend maturities such that they no longer are past due. The resolution of these issues will result in the granting of additional equity securities to these entities, the nature and amount of which has not yet been determined. Note that those entities, through their ownership interest in KCI Holding I, LLC, indirectly own approximately 18.5% of the Company's Common Stock currently outstanding.

The Company, as of November 30, 2014 owed approximately $2.7 million to CBC Partners I, LLC ("CBC"). The Company, subsequent to that date reached an agreement with CBC to extend the maturity and make other modifications to this debt such that it no longer is past due. In connection with that agreement, CBC also advanced to the Company on a short-term basis an additional $250,000. In partial consideration of that advance, the Company has committed to issue to CBC warrants to acquire 1,450,000 shares of the Company's Common Stock at an exercise price of $0.84 per share. Note that CBC, through its ownership interest in KCI Holding I, LLC, indirectly owns approximately 4% of the Company's Common Stock currently outstanding.

On December 24, 2014, the Company entered into a convertible loan in the amount of $110,000. This loan, due on demand is convertible, at the holder's option, into the Company's common stock at a conversion price equal to 65% of the market price of the stock (defined in this case as equal to the average of the 5 lowest trades of the Common Stock for any Trading Day(s) during the Pricing Period, or the closing bid price on the last day of the pricing period - the fifteen trading days preceding the date of the conversion notice). The issue amount of this note, prior to related fees and expenses, was $100,000. The $10,000 difference will be recorded by the Company as an Original Issue Discount and amortized over the life of the loan.

In January 2015, an affiliate of one of the Directors made two loans to the Company totaling $100,000. Those loans are repayable, with interest of 15% per year, by payments over the next approximately two months, in the amount of $2,278 per day, five days per week.

NOTE 13 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated the August 31, 2014 financial statements as originally presented in its Form 10-K filed on December 19, 2104. The changes and explanation of such are as follows:

As of August 31, 2014:

	Originally Reported	Restatement Adjustment		As Restated
Balance sheet:
Accounts payable and accrued liabilities	$709,109	$120,000	(a)	$829,109
Class B membership units	$1,120,000	$(120,000)	(a)	$1,000,000

Notes:

(a)	Reflects restatement due to adjustment of value of Class B membership units net of portion due for administrative fees to third parties.

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

OVERVIEW

Business

Dixie Foods International, Inc. (the “Company”; OTCQB:”DIXI”) was formed in May 2010 to operate a specialty food business for salad dressing, sauces and condiments. The Company was organized and still operates under the laws of the State of Florida. In November, 2014, the Company changed its name to “Preferred Restaurant Brands” and is in process of filing the necessary documents with the FINRA, the SEC and other relevant regulatory authorities to effect this change. The Company’s fiscal year-end is August 31. The Company operates from offices at 4033 South Dean Martin Drive; Las Vegas, NV 89013; and, its phone number is (702) 834-7101.

On January 6, 2012, the Company formed Dixie Sauce Co, Inc. (“Dixie Sauce”) as a wholly-owned subsidiary of the Company and transferred all assets and liabilities related to its specialty foods business to this subsidiary. Dixie Sauce currently conducts no operations.

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

KCI Investments, LLC

KCI Investments, LLC, a Nevada limited liability company headquartered in Las Vegas, Nevada, was formed on November 8, 2004, but did not engage in any business operations until November 2010.  Currently, KCI is engaged in developing, owning and operating a multi-brand chain of restaurants, currently under two franchise brands: Capriotti’s Sandwich Shops and Papa John’s.  KCI also owns, operates and/or is developing various other restaurant concepts.  KCI and its various subsidiaries, currently operate 17 restaurants: 12, franchised Capriotti's Sandwich Shops; four franchised Papa John’s pizza restaurants (all of which were opened during the first quarter of fiscal 2015), and Elements Kitchen & Martini Bar.  Additionally, the Company has in various stages of development and construction: four Capriottis; eight Papa John’s; a new restaurant concept, and the Italian Steakhouse - all of which it anticipates opening over the next 12 months – subject to access to additional financing.

Locations

Fiscal Year (August 31, FYE)	2011	2012	2013	2014	Q1 2015
Opened in Year	0	3	5	4	4
Acquired in Year	0	1	1	0	0
Total Added In Year	0	4	6	4	4

Closed	0	0	0	0	1

Total Open	0	4	10	14	17

Results of Operations

During the three months ended November 30, 2014 (“Q1-15”), the Company had $1,985,234 - in net sales of products up 54.9% from the quarter ended November 30, 2013 (“Q1-14”). This growth resulted from: (i) six additional locations open in Q1-15 vs. Q1-14 and (ii) 8.1% Same Store Sales growth (growth of net sales for restaurants open during Q1-15 and Q1-14)

Food, Beverage And Packaging (“COGS”) increased slightly in Q1-15 vs. Q1-14 (36% of Net Sales vs. 35.2%), resulting largely from the impact of groupon sales and opening promotions. Labor and related expenses were higher (32.6% vs. 27.2%), largely because of the impact of labor for new locations, which must maintain minimum staffing levels during their ramp-up period, especially during grand opening promotions. Occupancy expenses decreased (to 14% from 14.4%) as increasing revenues in existing stores reduced the burden of fixed rent and related overhead. Other operating expenses increased significantly (to 31.4% from 17.7%), resulting largely from: significantly increased depreciation expenses and from marketing expenses of approximately 9% of Net Sales. The Company, through December 2014, invested heavily in various marketing and promotional efforts to build its brands.

As a result, the Company incurred a Net Loss from Restaurant Operations of $277,461 during the three months ended November 30, 2014. This loss included approximately $175,000 of Depreciation charged to Restaurant Operations and more than to $119,000 in marketing and advertising-related expenses (6.0% of Net Sales).

The Company recorded $2,620,445 of other expenses (including General and administrative; Depreciation and amortization, Salary and wages, Royalty and franchise fees, and Pre-opening costs), up nearly $1.8 million from Q1-14. This increase resulted largely from: (i) more than $860,000 of nonrecurring and/or noncash expenses related to fees paid in equity for services rendered; (ii) the value of the vesting of options previously granted, which totaled approximately $818,000; (iii) increased corporate overhead related to the new restaurant opened and pending openings, and (iv) pre-opening expenses related to the new restaurant openings.

Including Interest expenses totaling $1,344,379, the Company recorded a Net Loss of $4,242,276 during Q1-15. Interest expenses included more than $430,000 of amortization of original issue discounts and stock issued for loan modifications.

Liquidity and Capital Resources

During the three months ended November 30, 2014, the Company's working capital deficit increased $2,216,275 to $10,592,341 from a deficit of $8,376,066 at August 31, 2014. The primary reasons for the increase in the working capital deficit were: (i) increased short term debt and payables resulting from delays in receiving subscribed financings and the cost of opening new locations and (ii) the recognition of derivative liabilities related to certain equity issuances.

During this same period, stockholders’ equity decreased $3,081,725 at November 30, 2014. The decrease in stockholders’ equity is due to the recorded losses.

Cash Flows

Net cash used in operating activities was $1,021,359 during the three months ended November 30, 2014, of which more than a $1.1 million increase in payables and approximately $2.1 million was various noncash charges (Depreciation and amortization, Amortization of debt discounts and debt issuance costs, Change in derivative liability, Stock and warrants granted for loan modifications, and Stock issued in connection with execution of notes payable) partially offset the Net Loss. During this period, the Company spent $950,755 on capital expenditures – all related to the construction of new restaurants. During Q1-15, cash was used by our loss from operations and offset by: $1,990,402 in proceeds from debt and equity issuances, net of principal repayments.

Recent Financing Transactions

During the three months ended November, 2014, the Company secured additional debt funds to support ongoing operations (see "Note 6 - Subsequent Events ".)

Recent Financing Transactions

During the three months ended November, 2014, the Company secured additional debt funds to support ongoing operations (see "Note 6 - Subsequent Events ".)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of November 30, 2014. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded such controls and procedures were not effective as of November 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

During the three months ended November 30, 2014, the Company issued 412,500 shares of Common Stock to lenders in connection with new loans.

The sale was exempt from registration under Section 4(A)(2) of the Securities Act of 1933. The securities were not offered publicly.

Item 3. Defaults upon Senior Securities

None other than as disclosed herein.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

4.25	Yellowstone Capital Loan Documents
4.26	Swift Loan Documents
4.27	Mammoth Loan Documents
4.28	CBC Extension Documents
4.29	2015 Magnolia Loan

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 1, 2015	DIXIE FOODS INTERNATIONAL, INC.

/s/ KENNETH A. ANTOS
Kenneth A. Antos,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RICHARD S. GROBERG
Richard S. Groberg,
Vice President and Chief Financial Officer
(Principal Financial Officer)

