Form 10-Q/A
period 2014-11-30
Dixie Foods International, Inc
filed 2015-02-05
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QA

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) of Dixie Foods International, Inc. (the “Company”) is being filed to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 4,, 2015 (the “Original Filing”) to (i) provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Other than as noted above there are no other changes relative to the Original Filing.

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

NOTE 13—SUBSEQUENT EVENTS

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

NOTE 14 – RESTATEMENT OF FINANCIAL STATEMENTS

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

Item 3. Defaults upon Senior Securities

None other than as disclosed herein.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

4.25	Yellowstone Capital Loan Documents*
4.26	Swift Loan Documents*
4.27	Mammoth Loan Documents*
4.28	CBC Extension Documents*
4.29	2015 Magnolia Loan*
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Note that all these exhibits were filed previously in the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 5, 2015	DIXIE FOODS INTERNATIONAL, INC.

/s/ KENNETH A. ANTOS
Kenneth A. Antos,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RICHARD S. GROBERG
Richard S. Groberg,
Vice President and Chief Financial Officer
(Principal Financial Officer)

