Form 10-K/A
period 2014-08-31
Dixie Foods International, Inc
filed 2015-02-09
CIK 1497074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KA

(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 3 to the Annual Report on Form 10-K/A (“Amendment No. 1”) of Dixie Foods International, Inc. (the “Company”) is being filed to amend the Company’s Annual Report on Form 10-K for the year ended August 31, 2014, which was filed originally with the Securities and Exchange Commission (the “SEC”) on December 19, 2014 (the “Original Filing”). During final edits of the proofs for EDGARizing, the following was moved from "STOCKHOLDERS' DEFICIT" on the Balance Sheet to a space above "STOCKHOLDERS' DEFICIT' 'LONG-TERM LIABILITIES". However, that entry was not removed from 'STOCKHOLERS' DEFICIT', thus, creating a redundant entry. Also, $120,000 of the value of Class B membership units was reclassified to accounts payable as the amounts are due to third parties for administrative fees and are non-refundable to the investor.

DIXIE FOODS INTERNATIONAL, INC.

Consolidated Balance Sheets

	August 31,	August 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash	$24,033	$255,293
Accounts receivable	75,216	29,698
Other receivables	4,632	15,000
Food inventory	103,367	104,230
Prepaid expenses and other current assets	111,678	130,094
Total Current Assets	318,926	534,315

OTHER ASSETS
Prepaid franchise and territory rights fees, net	897,846	1,095,527
Property and equipment, net	3,418,743	2,871,786
Debt issuance costs, net	-	519,718

TOTAL ASSETS	$4,635,515	$5,021,346

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$829,109	$715,216
Checks issued in excess of cash	104,398	-
Deferred income	95,186	35,829
Related party notes payable	-	7,060
Short-term notes payable	7,366,299	6,682,187
Short-term convertible notes payable	300,000	300,000
Derivative liability	-	604,553
Total Current Liabilities	8,694,992	8,344,845

LONG-TERM LIABILITIES
Long-term notes payable	500,000	500,000
Long-term convertible notes payable	550,000	550,000
Total Liabilities	9,744,992	9,394,845

Class B membership units, no par value, 4 units authorized, 2 and -0- units issued and outstanding, respectively	1,000,000

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 15,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized,
42,570,975 and 15,611,146 shares issued and outstanding, respectively	42,572	15,612
Additional paid-in capital	14,311,918	5,372,309
Accumulated deficit	(20,463,967)	(9,761,420)
Total Stockholders' Deficit	(6,109,477)	(4,373,499)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,635,515	$5,021,346

The accompanying notes are an integral part of these consolidated financial statements.

DIXIE FOODS INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Years Ended
	August 31,
	2014	2013

REVENUE	$6,369,754	$4,503,571

OPERATING EXPENSES
Restaurant operating costs:
Food, beverage and packaging	2,345,621	1,780,839
Labor and related	1,675,281	1,367,656
Occupancy	278,178	540,755
Other restaurant operating	805,922	950,613
Total Restaurant Operating Expenses	5,105,002	4,639,863

Income (Loss) from Restaurant Operations	1,264,752	(136,292)

General and administrative	3,157,567	1,387,239
Depreciation and amortization	482,767	402,705
Salary and wages	5,173,991	2,188,986
Royalty and franchise fees	433,359	296,377
Pre-opening costs	522,839	181,639
Total	9,770,523	4,456,946

LOSS FROM OPERATIONS	(8,505,771)	(4,593,238)

OTHER INCOME (EXPENSES)
Interest expense	(2,801,329)	(1,494,972)
Derivative income (expense)	604,553	(308,728)
Total Other Income (Expenses)	(2,196,776)	(1,803,700)

LOSS BEFORE INCOME TAXES	(10,702,547)	(6,396,938)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(10,702,547)	$(6,396,938)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.38)	$(0.47)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	27,896,390	13,513,320

The accompanying notes are an integral part of these consolidated financial statements.

DIXIE FOODS INTERNATIONAL, INC.

Consolidated Statement of Changes in Stockholders' Deficit

					Additional	Stock
	Class B Membership Units		Common Stock		Paid-in	Subscriptions	Accumulated
	Units	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 31, 2012	-	$-	11,453,135	$11,453	$3,346,654	$(1,119,278)	$(3,364,482)	$(1,125,653)

Cash and services received for subscriptions receivable	-	-	-	-	-	1,119,278	-	1,119,278
Cash received for exercise of warrants	-	-	1,878,846	1,879	4,121	-	-	6,000
Common stock issued for debt issuance costs	-	-	1,574,598	1,575	1,004,105	-	-	1,005,680
Common stock issued for services	-	-	704,567	705	449,295	-	-	450,000
Fair value of stock options issued for debt	-	-	-	-	111,191	-	-	111,191
Fair value of vested stock options	-	-	-	-	456,943	-	-	456,943
Net loss for the year ended August 31, 2013	-	-	-	-	-	-	(6,396,938)	(6,396,938)

Balance, August 31, 2013	-	-	15,611,146	15,612	5,372,309	-	(9,761,420)	(4,373,499)

Class B membership units issued for cash	2	1,000,000	-	-	-	-	-	-
Common stock issued for cash, pre-recapitalization	-	-	7,137,654	7,138	3,342,862	-	-	3,350,000
Common stock issued for services	-	-	2,045,163	2,045	909,524	-	-	911,569
Cash received for exercise of warrants	-	-	3,909,226	3,909	96,091	-	-	100,000
Common stock issued for debt issuance costs	-	-	1,587,738	1,588	1,012,484	-	-	1,014,072
Common stock issued for debt modifications	-	-	1,373,914	1,374	745,593	-	-	746,967
Cash received and services credited for exercise of warrants	-	-	2,844,134	2,844	72,158	-	-	75,002
Fair value of stock options issued for debt	-	-	-	-	2,669,846	-	-	2,669,846
Fair value of vested stock options, pre-recapitalization	-	-	-	-	133,767	-	-	133,767
Recapitalization	-	-	8,006,000	8,006	(79,648)	-	-	(71,642)
Common stock issued for cash, post-recapitalization	-	-	56,000	56	27,944	-	-	28,000
Fair value of vested stock options, post-recapitalization	-	-	-	-	8,988	-	-	8,988
Net loss for the year ended August 31, 2014	-	-	-	-	-	-	(10,702,547)	(10,702,547)

Balance, August 31, 2014	2	$1,000,000	42,570,975	$42,572	$14,311,918	$-	$(20,463,967)	$(6,109,477)

The accompanying notes are an integral part of these consolidated financial statements.

DIXIE FOODS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	August 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,702,547)	$(6,396,938)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,031,947	893,699
Amortization of debt discounts and debt issuance costs	1,491,237	485,962
Change in derivative liability	(604,553)	308,728
Services credited for exercise of warrants and stock options	75,000	-
Common stock issued for services	836,569	450,000
Fair value of stock options vested	142,755	456,943
Fair value of warrants issued for debt	3,466,667	111,191
Stock issued in reverse recapitalization	(71,643)	-
Changes in operating assets and liabilities:
Accounts receivable	(35,150)	(17,488)
Inventories	863	(66,913)
Prepaid expenses and other current assets	18,416	(60,606)
Accounts payable and accrued expenses	(6,104)	621,987
Deferred revenue	59,357	22,085
Related party payables	-	(337,113)
Net Cash Used in Operating Activities	(4,297,186)	(3,528,463)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,167,223)	(1,769,081)
Cash paid for territory and franchise rights	(214,000)	(164,000)
Cash paid for asset acquisitions	(107,187)	(562,813)
Net Cash Used in Investing Activities	(1,488,410)	(2,495,894)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdraft	104,398	-
Net proceeds from related party debt	72,940	-
Net proceeds from notes payable	778,998	5,050,000
Cash received for subscriptions receivable	-	896,459
Proceeds from Class B membership units issued for cash	1,120,000	-
Proceeds from common stock issued for cash	3,378,000	-
Cash received for exercise of warrants and stock options	100,000	6,000
Net Cash Provided by Financing Activities	5,554,336	5,952,459

NET INCREASE (DECREASE) IN CASH	(231,260)	(71,898)
CASH AT BEGINNING OF PERIOD	255,293	327,191

CASH AT END OF PERIOD	$24,033	$255,293

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

KCI Investments, LLC, a Nevada limited liability company headquartered in Las Vegas, Nevada, was formed on November 8, 2004, but did not engage in any business operations until November 2010.  Currently, KCI is engaged in developing, owning and operating a multi-brand chain of restaurants, currently under two franchise brands: Capriotti’s Sandwich Shops and Papa John’s Pizza.  KCI also owns and operates various other restaurant concepts.  KCI and its various subsidiaries, currently operate 15 restaurants: 12, franchised Capriotti's Sandwich Shops; two franchised Papa John’s Pizza restaurants, and Elements Kitchen & Martini Bar and a tapas restaurant (“TAPAS”).  Additionally, the Company has in various stages of development and construction: four Capriottis; nine Papa John’s; a tapas restaurant, and the Italian Steakhouse, all of which it anticipates opening over the next 12 months.

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

DIXIE FOODS INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to shareholders by the weighted average number of shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There were no common stock equivalents outstanding as of August 31, 2014, which were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

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

Each Class B membership unit was sold for $500,000, plus $60,000 for administrative costs payable to third parties. $120,000 of the value of Class B membership units was reclassified to accounts payable as the amounts are due to third parties for administrative fees and are non-refundable to the investor. Each unit carries equal voting rights to Restaurant I and Restaurant II’s Class A membership units. Each Class B unit is entitled to receive distributions equal to 0.5 percent of the value of the units held each year.

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

In connection with his assistance with facilitating EB-5 funding for the Company, as well as in consideration of other advise and services rendered, the Company issued to Company Director Mike Liu a Warrant entitling him, any time for five years after issuance, to acquire 400,000 shares of the Company's Common Stock at an exercise price of $0.84 per share.

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

NOTE 19 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated the August 31, 2014 financial statements as originally presented in its Form 10-K filed on December 19, 2104. The changes and explanation of such are as follows:

As of August 31, 2014:

	Originally Reported	Restatement Adjustment		As Restated
Balance sheet:
Accounts payable and accrued liabilities	$709,109	$120,000	(a)	$829,109
Class B membership units	$1,120,000	$(120,000	)(a)	$1,000,000

Notes:

(a)	Reflects restatement due to adjustment to of value of Class B membership units net of portion due for administrative fees to third parties.

Other than this change, there are no other changes to the prior filings.

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

Liquidity and Capital Resources

As of August 31, 2014 and 2013, the Company had working capital deficits of $8,376,066 and $7,810,530, respectively. The Company has funded its recent growth with: equity and debt investments and advances from its CEO. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to: identify future investment opportunities and obtain the necessary debt and/or equity financing, and generate profitable operations from the Company’s future operations. Management's plan is to obtain such resources for the Company by obtaining equity and/or debt capital from existing shareholders and/or creditors and/or new investors and/or creditors sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

