Form 10-Q
period 2015-02-28
Preferred Restaurant Brands, Inc.
filed 2015-07-21
CIK 1497074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 000-54536

PREFERRED RESTAURANT BRANDS, INC.
(Exact name of registrant as specified in its charter)

Florida	80-0608195
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

c/o KCI Investments, LLC 4033 South Dean Martin Drive; Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 834-7101

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 durin`g the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). oYes x No

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒ No

As of July 21, 2015 issuer had 46,493,262 shares of common stock issued and outstanding.

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

 PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

PREFERRED RESTAURANT BRANDS, INC
(formerly Dixie Foods International, Inc.)
Consolidated Balance Sheets

	February 28,	August 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash	$18,428	$24,033
Accounts receivable	123,905	75,216
Other receivables	-	4,632
Food inventory	102,793	103,367
Prepaid expenses	272,741	111,678
Debt issuance costs, net of amortization of $4,916 and $-0-, respectively	157,754	-
Total Current Assets	675,621	318,926

OTHER ASSETS
Prepaid franchise and territory rights fees, net	832,708	897,846
Property and equipment, net	4,224,184	3,418,743

TOTAL ASSETS	5,732,513	4,635,515

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,704,351	$933,507
Deferred revenue	66,392	95,186
Related party notes payable	1,205,072	-
Short-term notes payable, net of debt discounts of $64,079 and $161,899, respectively	7,389,150	7,366,299
Short-term convertible notes payable, net of debt discounts of $106,300 and $-0-, respectively	1,193,700	300,000
Derivative liability	1,562,718	-
Total Current Liabilities	15,121,383	8,694,992

LONG-TERM LIABILITIES
Long-term notes payable	500,000	500,000
Long-term convertible notes payable	550,000	550,000
Total Liabilities	16,171,383	9,744,992

Class B membership units, no par value, 8 units authorized, 7 and 2 units issued and outstanding, respectively, net of subscriptions receivable of $600,000 and $-0-, respectively	2,900,000	1,000,000

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 14,999,999 shares authorized, no shares issued and outstanding	-	-
Series Class B preferred stock, $0.001 par value, 1 share authorized, 1 and -0- shares issued and outstanding, respectively	118,092	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 45,633,262 and 42,570,975 shares issued and outstanding	45,636	42,572
Additional paid-in capital	17,384,961	14,311,918
Accumulated deficit	(30,887,559)	(20,463,967)
Total Stockholders' Deficit	(13,338,870)	(6,109,477)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,732,513	$4,635,515

The accompanying notes are an integral part of these consolidated financial statements.

PREFERRED RESTAURANT BRANDS, INC
(formerly Dixie Foods International, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

REVENUE	$1,939,412	$1,336,391	$3,924,646	$2,617,819

OPERATING EXPENSES
Restaurant operating costs:
Food, beverage and packaging	834,470	503,770	1,548,784	954,707
Labor and related	751,865	340,998	1,398,817	689,900
Occupancy	516,781	111,357	795,314	296,474
Other restaurant operating	541,939	304,118	1,164,835	531,469
Total Restaurant Operating Expenses	2,645,055	1,260,243	4,907,750	2,472,550

Loss from Restaurant Operations	(705,643)	76,148	(983,104)	145,269

General and administrative	2,312,551	484,909	4,621,334	1,062,848
Depreciation and amortization	100,804	72,306	206,019	119,967
Pre-opening expenses	266,957	211,660	473,404	309,560
Total	2,680,312	768,875	5,300,757	1,492,375

LOSS FROM OPERATIONS	(3,385,955)	(692,727)	(6,283,861)	(1,347,106)

OTHER INCOME (EXPENSES)
Loss on sale of assets	(63,280)	-	(63,280)	-
Interest expense	(3,512,371)	(30,011)	(4,846,741)	(305,442)
Derivative gain (expense)	808,240	301,140	808,240	301,140
Other income (expense)	(37,950)	9,558	(37,950)	-
Total Other Income (Expenses)	(2,805,361)	280,687	(4,139,731)	(4,302)

LOSS BEFORE INCOME TAXES	(6,191,316)	(412,040)	(10,423,592)	(1,351,408)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(6,191,316)	$(412,040)	$(10,423,592)	$(1,351,408)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.14)	$(0.01)	$(0.24)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	44,288,625	42,570,975	43,667,211	42,570,975

The accompanying notes are an integral part of these consolidated financial statements.

PREFERRED RESTAURANT BRANDS, INC
(formerly Dixie Foods International, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	February 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,423,592)	$(1,351,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	617,106	410,182
Loss on sale of assets	63,280	-
Expenses paid on behalf of the Company by related parties	89,408	-
Amortization of debt discounts and debt issuance costs	254,942	519,718
Change in derivative liability	1,500,838	298,861
Common stock issued in connection with execution of notes payable	475,275	-
Common stock issued for services	965,017	-
Common stock and warrants granted for loan modifications	8,800	-
Fair value of stock options vested	1,627,015	23,826
Changes in operating assets and liabilities:
Accounts receivable	(48,689)	(48,054)
Food inventory	8,606	7,850
Prepaid expenses and other current assets	(151,647)	8,406
Debt issuance costs	(157,754)	-
Accounts payable and accrued expenses	2,796,004	(172,091)
Deferred revenue	(28,794)	35,425
Net Cash Used in Operating Activities	(2,404,185)	(267,285)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchases of property and equipment	(1,118,133)	(503,808)
Cash paid for territory and franchise rights	(37,500)	(164,000)
Cash paid for asset acquisitions	(328,032)	-
Cash received in asset sales	25,000	-
Net Cash Used in Investing Activities	(1,458,665)	(667,808)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on related party debt	1,115,664	421,321
Proceeds from notes payable	700,000	660,000
Repayments on notes payable	(858,419)	(807,187)
Proceeds from convertible notes payable	1,000,000	-
Proceeds from Class B membership units issued for cash	1,900,000	500,000
Net Cash Provided by Financing Activities	3,857,245	774,134

NET CHANGE IN CASH	(5,605)	(160,959)
CASH AT BEGINNING OF PERIOD	24,033	255,293

CASH AT END OF PERIOD	$18,428	$94,334

The accompanying notes are an integral part of these consolidated financial statements.

PREFERRED RESTAURANT BRANDS, INC
(formerly Dixie Foods International, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	February 28,
	2015	2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discounts on notes payable	$83,450	$-
Class B membership units issued for subscriptions receivable	$600,000	$-
Origination of derivative liabilities and issuance of preferred stock	$182,190	$-

The accompanying notes are an integral part of these consolidated financial statements.

 PREFERRED RESTAURANT BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

Preferred Restaurant Brands, Inc. (the “Company”; OTCQB:”PRBI”) was formed in May 2010 as Dixie Foods, International, Inc. to operate a specialty food business for salad dressing, sauces and condiments.  The Company was organized and still operates under the laws of the State of Florida.  In November, 2014, the Company changed its name to “Preferred Restaurant Brands” and recently effected that change with FINRA, the SEC and other regulatory authorities.  The fiscal year end for the Company and all of its subsidiaries is August 31.  The Company has aggregated its operations into one reportable segment.

On June 4, 2014, the Company completed the purchase (the “Reverse Acquisition”) of KCI Investments, LLC (“KCI”), a Nevada limited liability company headquartered in Las Vegas, Nevada.   In connection with the Reverse Acquisition, the Company acquired 100% of the issued and outstanding membership interests of KCI from KCI Holding I, LLC ("KCI Holding"), and an entity that, until the consummation of the Reverse Acquisition, held 100% of the membership interests in KCI.  Currently, all of the operations of the Company are conducted under KCI or one of KCI's subsidiaries.

KCI was formed on November 8, 2004, but did not engage in any business operations until November 2010.  Currently, KCI is engaged in developing, owning and operating a multi-brand chain of restaurants, currently under two franchise brands: Capriotti’s Sandwich Shops and Papa John’s.  KCI also operates and is developing various other restaurant concepts.  KCI and its various subsidiaries, currently operate 17 restaurants:

•	9 franchised Capriotti's Sandwich Shops:

•	Six franchised Papa John’s pizza restaurants (four of which it opened in late 2014 and two of which it acquired in February 2014, and

•	Two proprietary, fine casual restaurants: Elements Kitchen & Martini Bar and Social Bistro & Wine Bar.

Additionally, the Company has in various stages of development and construction eight Papa John’s all of which it anticipates opening over the next 12 months subject to access to additional capital.

NOTE 2—GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 28, 2015, the Company has a working capital deficit of $14,445,762 and an accumulated deficit of $30,887,559. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to: identify future investment opportunities and obtain the necessary debt or equity financing and generate profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements
The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2014 audited financial statements.  The results of operations for the periods ended February 28, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of February 28, 2015 and August 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

Basic and Diluted Loss per Common Share
Basic loss per common share is calculated by dividing the Company’s net loss applicable to shareholders by the weighted average number of shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There were 5,349,676 such shares outstanding as of February 28, 2015, which were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

New Accounting Pronouncements
The Company’s management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4—PROPERTY AND EQUIPMENT

As of February 28, 2015 and August 31, 2014 the Company’s property and equipment consisted of the following:

	February 28, 2015	August 31, 2014
Building and leasehold improvements	$3,825,917	$3,161,646
Machinery and equipment	1,050,275	1,022,299
Furniture and fixtures	830,044	358,390
Less: Accumulated depreciation	(1,482,052)	(1,123,592)
Property and equipment, net	$4,224,184	$3,418,743

Depreciation expense included as a charge to income (including restaurant-related depreciation recorded in “Other operating costs (including Restaurant-Related Depreciation)” was $358,460 and $295,547 for the six-months ended February 28, 2015 and 2014, respectively.

NOTE 5—RESTAURANT PURCHASES AND SALES

Fresno and Clovis, California
On February 18, 2015, the Company consummated the acquisition of two franchised Papa John's locations in the Company's existing trade area in Northern California: one in Fresno, CA and the other in Clovis, CA. In total the Company paid the seller $329,032 in cash.

The total purchase price was allocated as follows:

Consideration paid:
Cash paid	$329,032
Total purchase price	$329,032

Consideration received:
Cash	$1,000
Inventory	8,032
Other current assets	8,784
Property and equipment, leasehold improvements	120,000
Intangible assets – franchise rights	191,216
Total Assets Acquired	$329,032

Green Valley Ranch, Las Vegas
On February 19, 2015, the Company consummated the sale of its Green Valley Ranch Capriotti’s Sandwich Shop to a franchisee of Capriotti’s Sandwich Shops. Pursuant to the asset purchase agreement, the sale price of the assets consisted of a one-time payment of $25,000 in cash.

The total purchase price was allocated as follows:

Consideration paid:
Cash paid	$25,000
Forgiveness of rent payable	25,160
Total purchase price	$50,160

Consideration received:
Other current assets	$4,000
Property and equipment, leasehold improvements, net	27,487
Intangible assets, franchise rights, net	81,954
Loss on sale of assets	(63,281)
Total assets acquired	$50,160

NOTE 6—INTANGIBLE ASSETS

Intangible assets represents capitalized prepaid territory rights and franchise fees paid. The costs are amortized over the remaining life of the contract executed with the franchisor.

As of February 28, 2015 and August 31, 2014 the Company’s territory and franchise rights consisted of the following:

	February 28, 2015	August 31, 2014
Territory and franchise rights	$2,058,595	$1,926,194
Less: Accumulated amortization	(1,225,887)	(1,028,348)
Territory and franchise rights, net	$832,708	$897,846

Amortization expense on intangible assets included as a charge to income was $197,539 and $114,635 for the six-month periods ended February 28, 2015 and 2014, respectively.

Estimated amortization expense to be recorded for the next five years is as follows:

2015	$210,358
2016	137,015
2017	137,015
2018	137,015
2019	137,015
Thereafter	74,289
Total future amortization	$832,708

NOTE 7—RELATED PARTY TRANSACTIONS

As of August 31, 2014, the Company owed $-0- to related parties. During the six month period ended February 28, 2015, related parties made cash loans of $1,573,591 and paid for Company expenses of $89,408. The Company made cash repayments of $457,927, leaving an ending balance due of $1,205,072 due to related parties at February 28, 2015. All related party loans bear no interest, are unsecured and are due on demand.

The Company’s CEO, Kenneth Antos, has personally guaranteed virtually all the outstanding obligations due by the Company. This includes: virtually all of the outstanding notes payables on all loans; leases with the various landlords, and all of the Company's obligations to franchisors.

NOTE 8—NOTES PAYABLE

As of February 28, 2015 and August, 2014 the Company’s notes payable consisted of the following:

	February 28,	August 31,
	2015	2014
Note payable bearing interest at 13.5% per annum, originated June 22, 2012, original maturity date of June 22, 2013. This note bears a default interest rate of 18.5%*.	$2,950,000	$2,700,000

Note payable bearing interest at 12.0% per annum, originated December 27, 2012, original maturity date of December 27, 2013. This note is in default and currently bears a default interest rate of 17.0% plus late fees1.	1,000,000	1,000,000

Note payable bearing interest at 12.0% per annum, originated February 1, 2013, original maturity date of August 1, 2014. This note is in default and currently bears a default interest rate of 17.0% plus late fees¹.	550,000	550,000

Note payable bearing interest at 12.0% per annum, originated February 1, 2013, original maturity date of August 1, 2014. This note is in default and currently bears a default interest rate of 17.0% plus late fees¹.	650,000	650,000

Note payable bearing interest at 12.0% per annum, originated February 1, 2013, original maturity date of August 1, 2014. This note is in default and currently bears a default interest rate of 17.0% plus late fees¹.	800,000	800,000

Note payable bearing interest at 12.0% per annum, originated October 30, 2013, original maturity date of November 30, 2013. This note is in default and currently bears a default interest rate of 17.0% plus late fees¹.	99,166	99,166

Note payable bearing interest at 13.3% per annum, originated August 13, 2013, original maturity date of August 1, 2014. This note is in default and currently bears a default interest rate of 18.3% plus late fees¹.	90,000	90,000

Note payable bearing interest at 12.0% per annum, originated June 7, 2013, original maturity date of June 7, 2016. This note is in default and currently bears a default interest rate of 17.0% plus late fees ¹.	500,000	500,000

Note payable bearing interest at 12% per annum, originated August 24, 2013, original maturity date of October 24, 2014. This note is in default and currently bears a default interest rate of 18.3% plus late fees¹.	8, 656	8,656

Note payable originated October 2, 2014, original maturity date of October 16, 2014, interest obligation of $5,000.	100,000	-

Note payable bearing interest at 10.0% per annum, originated December 4, 2013, due on October 15, 2014. This note is currently in default and bears a default interest rate of 15.0%.	560,000	560,000

Notes payable bearing interest at 5.0% per annum, originated August 31, 2014, payable upon demand.	80,000	80,000

Notes Payable bearing interest at 18.0% per annum originated May 8, 2014, payable upon demand.	225,000	250,000

Notes Payable bearing interest at 7.4% per annum, originated July 11, 2014 maturity date of April 13, 2015.	53,662	126,577

Secured borrowings	222,666	449,722

Total notes payable	$7,889,150	$7,866,299
Less: current-term portion of notes payable	(7,839,150)	(7,366,299)
Long-term notes payable	$500,000	$500,000

1Each of these notes is to either: a former director or to various trusts related to but not controlled by that party. Those parties collectively own more than 21% of the Company's common stock.

In addition to the notes payable noted in the table above, on September 25, 2014, the Company entered into a note payable with a principal balance of $100,000, bearing an interest obligation of $5,000 per annum and due on October 9, 2014. The note was repaid in full during the period ended February 28, 2015 through the payment of $100,000 in cash.

Secured Borrowings
As of February 28, 2015, the Company has entered into various accounts receivable financing arrangements with third parties for a combined principal amount received in cash of $670,000. The terms of the arrangements require the Company to repay the principal balance plus an additional $252,650 for total remittance of $922,650.  The terms of repayment require the Company to remit to the lender between 15 and 24 percent of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full.  These borrowing is secured by the assets of the Company.

The additional $252,650 will be recognized as interest expense over the estimated terms of the agreements.  The terms are not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two (2) and eight (8) months. The ending principal balance of these borrowings at February 28, 2015 and August 31, 2014 was $222,666 and $449,722, respectively (debt of debt discounts of $64,079 and $161,899, respectively).

NOTE 9—CONVERTIBLE NOTES PAYABLE

As of February 28, 2015 and August 31, 2014 the Company’s convertible notes payable consisted of the following:

	February 28,	August 31,
	2015	2014
Convertible note payable bearing interest at 10.0% per annum, originated April 23, 2012, original maturity date of April 23, 2017. The note is convertible into common shares of the Company at $1.00 per share.	$550,000	$550,000

Convertible note payable bearing interest at 9.0% per annum, originated July 25, 2013, original maturity date of July 25, 2018. The note is convertible into common shares of the Company at $1.50 per share.	50,000	50,000

Convertible note payable bearing interest at the market interest rate plus 6.4% per annum, originated May 1, 2012, original maturity date of May 1, 2015. The note is convertible into common shares of the Company at $0.30 per share.	300,000	300,000

Convertible note payable bearing interest at 12.0% per annum, originated February 17, 2015, maturity date of February 16, 2016. The note is convertible upon the occurrence and continuance of an event of default for a 15 day period at 85 percent of the lowest average daily volume weighted average price of the Company’s common shares during the five trading days immediately prior to the date of conversion.	1,000,000	1,000,000

Total convertible notes payable	$1,850,000	$850,000
Less: current portion	(1,300,000)	(300,000)
Long-term convertible notes payable	$550,000	$550,000

In addition to the notes payable noted in the table above, on December 31, 2014, the Company entered into a convertible note payable with a principal balance of $100,000, bearing interest at 18.0% per annum and due on demand. The note was convertible into common shares of the Company at the 65% of the lowest average daily volume weighted average price of the Company’s common shares during the fifteen trading days immediately prior to the date of conversion. The note was repaid in full during the period ended February 28, 2015 through the payment of $110,000 in cash, inclusive of $10,000 of interest.

The intrinsic value of the beneficial conversion feature and the debt discount associated with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded for the convertible notes equaled $182,190, of which $75,890 was amortized or recorded to interest expense in connection with convertible note retirements, leaving an ending balance of $106,300 in discounts on convertible notes payable.

NOTE 10—DERIVATIVE LIABILITY

The Company has adopted ASC 815, which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The exercise price of certain warrants granted and embedded conversion options on convertible debt issued during the period ended February 28, 2015 are variable and subject to the fair value of the Company’s common stock on the date of conversion or exercise. As a result, the Company has determined that the exercise and conversion features do not contain an explicit limit on the number of shares required to be and are therefore not afforded equity treatment. In accordance with ASC 815, the Company has classified the freestanding warrants and bifurcated the conversion features of the instruments to be recorded as derivative liabilities.

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

At origination and subsequent revaluations, the Company valued the derivative liability using the Black-Scholes options pricing model under the following assumptions:

February 28, 2015

Risk-free interest rate	0.22% – 1.61%
Expected options life	00.3 – 5.00
Expected dividend yield	-
Expected price volatility	74% – 241%

During the six-month period ended February 28, 2015, the Company’s derivative liability increased from $-0- to $1,562,718, recognized a gain on derivative liability of $808,240 in conjunction with settlement of convertible notes payable, additions of new derivative liabilities and subsequent revaluations of existing derivative liabilities.

During the year ended August 31, 2014, the Company’s derivative liability decreased from $604,553 to $-0- and recognized a gain on derivative liability of $604,553 in conjunction with settlement of convertible notes payable, additions of new derivative liabilities and subsequent revaluations of existing derivative liabilities.

NOTE 11—CLASS B MEMBERSHIP UNITS

The Company is authorized to issue up to eight (8) Class B membership units with no par value. As of February 28, 2015 and August 31, 2014, there were seven (7) and two (2) shares of Class B membership units issued and outstanding, respectively.

In all cases noted above, each Class B membership unit was sold for $500,000, plus for administrative costs payable to third parties. Each unit carries equal voting rights to the Class A membership units of each subsidiary. Each Class B unit is entitled to receive distributions equal to 0.5 percent to 3.0 percent of the value of the units held each year.

Adjudication and Redemption of Class B Membership Units
The Class B membership units are linked to approval of an EB-5 Visa, which requires a foreign investor to invest $1,000,000 (or at least $500,000 in a "Targeted Employment Area" - high unemployment or rural area), in projects that create at least 10 jobs for U.S. workers.  The terms of the instrument state that the Class B membership units have an indefinite life; however, once adjudication is reached in the EB-5 Visa approval process, the managing member of the LLC may, in its sole discretion, elect to have the Company purchase, for fair market value, the unit holders Class B Units at any time following an offer by such member to sell his or her Class B Units. This election is optional on the part of the managing member and member has no rights to cause the managing member or the Company to repurchase or redeem such member’s Class B unit. As such, the units (1) are not mandatorily redeemable, (2) are redeemable at the sole discretion of the Company and (3) not redeemable at the sole option of the unit holder and the redemption must be agreed to by Company.

Denial of I-526 Petition
If the member’s I-526 Petition is denied with respect to that member’s investment in the company, and the member has not been previously expelled from the company, the member has the right, within fifteen days following the date of the I-526 Denial, to request that the company cancel that member’s entire interest in the Company and which time the Company will return the member’s capital contribution and administrative fee, without interest. As such and as the Class B units are not entitled to the distribution of profits and losses, the redeemable value of the membership interest are presented in the mezzanine section of the balance until such time as the I-526 petition is successfully approved after they value of the shares will be moved into permanent equity. No adjustments for non-controlling interests have been made.

During the six months ended February 28, 2015, Company subsidiaries issued five (5) Class B membership units in exchange for total cash proceeds of $1,900,000 and subscriptions receivable of $600,000 (not inclusive of $300,000 received for administrative fees due and payable to third parties). Subsequent to the period end the subscriptions receivable had been fully satisfied through the receipt of $600,000 in cash.

During the year ended August 31, 2014, Company subsidiaries issued two (2) Class B membership units in exchange for total cash proceeds of $1,120,000 (inclusive of $120,000 received for administrative fees due and payable to third parties).

NOTE 12—STOCKHOLDERS’ DEFICIT

The Company’s authorized capital stock consists of 150,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, par value $0.001 per share. As of February 28, 2015 and August 31, 2013, there were 45,633,262 and 42,570,975 shares of common stock issued and outstanding, respectively, and one (1) and zero shares of Series B preferred stock issued and outstanding, respectively.

Preferred Stock
Our board of directors has the authority, without stockholder approval, to issue up to 14,999,999 shares of preferred stock, $0.001 par value. The authorized preferred stock may be issued by the Board of Directors in one or more series and with the rights, privileges and limitations of the preferred stock determined by the Board of Directors. The rights, preferences, powers and limitations on different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and other matters.

Series B Preferred Stock
The Company is authorized to issue one (1) share of Series B Preferred Stock with a stated value of $1.00 and a par value of $0.001.  The terms of the Series B Preferred Stock are as follows:

(i)
Dividends – At issuance, there are no dividends due or payable on the Series B Preferred Stock. Any future terms with respect to dividends shall be determined by Board, consistent with the Company’s certificate of incorporation.

(ii)
Liquidation and Redemption Rights - In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holder of Series B Preferred Stock is be entitled to receive assets of the Company, on parity with the holders Common Stock.  The Series B Preferred shall not have any priority or preference with respect to any distribution of any Company assets.

(iii)	Rank – All shares of the Series B Preferred Stock rank:

a.	Senior to the Company’s common stock and any other class or series of capital stock of the Company subsequently created,

b.	Equal with any class or series of capital stock of the Company subsequently created,

c.	Junior to any class or series of capital stock of the Company subsequently created which are specifically designated to be ranked senior to the Series B Preferred Stock

(iv)
Upon an event of default in the convertible note payable executed in connection with the issuance of the share of Series B Preferred Stock, the share of Series B Preferred Stock has voting rights equal to the total issued and outstanding common stock eligible to vote at the time of the respective vote divided by forty nine one-hundredths (0.49) minus the total issued and outstanding shares of common stock eligible to vote at the time of the respective vote.

There were no shares of Series B Preferred Shares outstanding at any time during the year ended February 28, 2015. During the six-month period February 28, 2015, the Company issued one (1) share of Series B preferred stock to a creditor in connection with the execution of a convertible note payable. In accordance with ASC 815 and ASC 470, the proceeds from the issuance of the convertible note payable were allocated between the embedded conversion option of the convertible note payable deemed to require derivative accounting due to its variable nature (as discussed in Note 9), and the host debt instrument and the preferred stock. The derivative was recorded at its fair value of $5,975 with the remaining proceeds of $1,000,000 being allocated between the preferred stock and host debt instrument based upon their relative fair values. The fair value of the preferred stock was determined by valuing the voting interest to which it would control upon default and then probability adjusting such valuation for the risk of default. The resulting allocation of proceeds attributed $118,024 to this preferred stock issuance.

Common Stock
During the six-months period ended February 28, 2015, the Company issued the following shares of its common stock:

▪
In connection with the extension of certain agreements related to the reverse acquisition, the Company issued to certain shareholders of the Company, all of whom were shareholders prior to the reverse acquisition, 10,000 shares of common stock of the Company valued at $8,800. The value of the common stock was based on the market price of the stock on the date of issuance.

▪
In connection with short-term loans made to the Company by two separate entities (one of which was repaid in full during the period ended February 28, 2015), the Company agreed that, for each two weeks that each such loan remains outstanding, the Company is required to issue 37,500 shares of its common stock - in addition to an initial grant of 37,500 shares to each lender. During the six-month period ended February 28, 2015, the Company issued 828,750 shares valued at $475,275 in connection with these two loans. The value of the common stock was based on the market price of the stock on the date of issuance and has been recorded as interest expense in the Company’s statement of operations.

▪
The Company issued 2,223,537 shares of common stock to various entities and individuals for services valued at $965,017. The value of the common stock was based on the market price of the stock on the date of issuance.

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

NOTE 13—STOCK OPTIONS AND WARRANTS

Stock Options
During the six-month period February 28, 2015, the Company granted no new options to acquire its common stock.

During the year ended August 31, 2014, the Company granted 9,573,604 options to purchase common stock at $0.50 per share to the Company employees and consultants. 1,477,687 options vested immediately and 8,095,917 options vested 1/3 on each grant anniversary date for the subsequent three years. All options granted in 2014 expire on August 30, 2024. Subsequent to August 31, 2014, 100,000 of the non-vested options granted have been rescinded, thus, leaving 9,473,604 stock options outstanding and 1,477,686 stock options exercisable.

Stock compensation expense is recognized on a pro-rata basis over the vesting period of the options. During the three month period ended February 28, 2015 the Company recognized $1,627,015 in compensation expense arising from options issued, leaving $8,255,959 of compensation expense on stock options to be recognized subsequent to February 28, 2015.

Warrants
During the six-month period ended February 28, 2015, the Company granted 2,892,521 warrants to creditors and service providers to acquire its common stock.

During the year ended August 31, 2014, the Company granted 25,358,996 warrants to acquire its common stock. The warrants were granted in connection with existing debt arrangements and the fair value of the warrants were recorded as interest expense during the period. In connection with the reverse recapitalization which took effect on June 4, 2014, 28,824,069 options to purchase membership units in KCI Investments, LLC were cancelled.

In applying the Black-Scholes options pricing model to the options and warrant grants, the fair value of our share-based awards granted were estimated using the following assumptions for the periods indicated below:

November 30, 2014

Risk-free interest rate	1.45% – 1.49%
Expected options life	4.87 – 5.00
Expected dividend yield	-
Expected price volatility	523% – 538%

A summary of the status of the Company’s stock options as of February 28, 2015 and changes during the periods ended February 28, 2015 and August 31, 2014 is presented below:

Number of Options and Warrants

Outstanding at August 31, 2013	14,648,407

Options and warrants granted	41,245,400
Options and warrants exercised	(947,825)
Options and warrants forfeited, cancelled or expired	(47,339,044)
Outstanding at August 31, 2014	9,573,604

Options and warrants granted	2,892,521
Options and warrants exercised	-
Options and warrants forfeited or expired	(100,000)
Outstanding at February 28, 2015	12,366,125
Exercisable at November 30, 2014	4,370,207

The following table summarizes information about options and warrants as of February 28, 2015:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01 to $0.40	500,000	4.90	$0.40	500,000	$0.40
$0.41 to $0.60	9,723,604	4.46	$0.50	1,727,686	$0.50
$0.61 and up	2,142,521	4.75	$0.80	2,142,521	$0.80
	12,366,125	4.53	$0.55	4,370,207	$0.64

NOTE 14—FAIR VALUE MEASUREMENTS

 The company uses the Black-Sholes model to calculate the fair value of the derivative liability.

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of February 28, 2015 and 2014, consisted of the following:

		Fair Value Measurements Using
Description	Total Fair Value at February 28, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$1,562,718	$-	$1,562,718	-

Fair Value Measurements Using
Description	Total Fair Value at August 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$-	$-	$-	-

NOTE 15—SUBSEQUENT EVENTS

Store Closings
On March 13, 2015, the Company closed its Capriotti's Sandwich Shop in San Marcos, California. On April 8, 2015, the Company closed its Capriotti's Sandwich Shop in San Diego, California. Neither location was profitable. The Company currently is exploring alternative restaurant concepts for those locations.

Capriotti's Relationship
On June 29, 2015, the Company consummated an agreement with Capriotti's Sandwich Shops, Inc., the franchisor of the Company's Capriotti's Sandwich Sho+ps, whereby:

•	Capriotti's Sandwich Shops, Inc. and the Company have agreed to terminate the Franchise Agreements and Area Development Agreements between these two parties;

•	the Company will continue to operate its existing Capriotti's Sandwich Shops during a mutually-agreed transition period, and

•
the Company will have an agreed time-frame to either sell its existing Capriotti's Sandwich Shops (some of which Capriotti's Sandwich Shops, Inc. has expressed interest in acquiring) or convert some of them to restaurants not under the Capriotti’s brand but under a brand proprietary to the Company.

Financing-Related Transactions
On April 21, 2015, the Company entered into a $190,000 short-term convertible note, bearing interest at 22 percent and convertible at the lower of $0.0001 per share or 50 percent of the lowest intra-day trading price for the Company’s common stock during ten (10) trading days immediately prior to the date of conversion. As additional consideration for this loan the Company issued to the lenders 250,000 shares of the Company's common stock. On May 31, 2015, this note went into default due to non-payment and the Company issued an additional 150,000 shares of common stock to the lender to extend the maturity date.

On April 21, 2015, the Company issued 60,000 shares of common stock to various entities and individuals for services valued at approximately $18,000. The value of the common stock was based on the market price of the stock on the date of issuance.

On April 24, 2015, the Company issued one (1) share of Class B membership units in exchange for $500,000 plus $60,000 for administrative expenses due to third parties, $250,000 of which has been received as of filing date of these financial statements. The Company also received $600,000 in full satisfaction of subscriptions receivable outstanding at February 28, 2015.

On April 28, 2015, the Company granted 250,000 five-year warrants to acquire common shares of the Company at an exercise price of $0.50 per share to an employee for services provided.

On June 19, 2015, the Company entered into a $190,000 short-term convertible note, bearing interest at 22 percent and convertible at the lower of $0.0001 per share or 50 percent of the lowest intra-day trading price for the Company’s common stock during ten (10) trading days immediately prior to the date of conversion. As additional consideration for this loan the Company issued to the lenders 400,000 shares of the Company's common stock. Cash proceeds from the loan were $150,000 due to an original issuance discount on the note of $40,000.

On June 2, 2015, the Company has entered into an accounts receivable financing arrangement with third party for a principal amount received in cash of $71,000. The terms of the arrangements require the Company to repay the principal balance plus an additional $26,980 for total remittance of $97,980. The terms of repayment require the Company to remit to the lender 14 percent of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. These borrowing is secured by the assets of the Company.

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

OVERVIEW

Business
The Company was formed in May 2010 as Dixie Foods International, Inc. to operate a specialty food business for salad dressing, sauces and condiments.  The Company was organized and still operates under the laws of the State of Florida.  In November of 2014, the Company changed its name to “Preferred Restaurant Brands” and recently completed the necessary documents with the FINRA, the SEC and other relevant regulatory authorities to effect this change.  The Company's common stock now trades under the stock symbol "PRBI".  The Company’s fiscal year-end is August 31. The Company operates from offices at 4033 South Dean Martin Drive; Las Vegas, NV 89013; and, its phone number is (702) 834-7101.

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

KCI Investments, LLC
KCI Investments, LLC, a Nevada limited liability company headquartered in Las Vegas, Nevada, was formed on November 8, 2004, but did not engage in any business operations until November 2010.  Currently, KCI is engaged in developing, owning and operating a multi-brand chain of restaurants, currently under two franchise brands: Capriotti’s Sandwich Shops and Papa John’s.  KCI also owns, operates and/or is developing various other restaurant concepts.  KCI and its various subsidiaries, currently operate 17 restaurants:

•	9, franchised Capriotti's Sandwich Shops;

•
six (6) franchised Papa John's pizza shops: two of which it opened during the first quarter of fiscal 2015; two of which it opened December 27, 2014 and two of which it acquired on February 17, 2015), and

•	two proprietary, fine casual restaurants: Elements Kitchen & Martini Bar and Social Bistro & Wine Bar.

Additionally, the Company has in various stages of development and construction eight Papa John’s - all of which it anticipates opening over the next 12 months – subject to access to additional financing.

Locations

Fiscal Year (August 31, FYE)	2011	2012	2013	2014	Q1 2015	Q2 2015	Q3 2015
Opened in Period	0	3	5	4	2	2	1
Acquired in Period	0	1	1	0	0	2	0
Total Added In Year	0	4	6	4	2	4	1

Cumulative Added	0	4	10	14	16	20	21

Closed In Period	0	0	0	0	1	1	2
Cumulative Closed	0	0	0	0	1	2	4

Total Open	0	4	10	14	15	18	17

Results of Operations

Six Months Ended February 28, 2015 Compared to Six Months Ended February 28, 2014

Revenue
During the six months ended February 28, 2015 (“1st6-15”), the Company reported $3,924,646 in net sales, compared to net sales of $2,617,819 for the six months ended February 28, 2014 (“1st6-14”), an increase of $1,306,827 or 49.9%. This growth resulted mainly from the impact of the six additional Papa John's locations opened and acquired between October 2014 and February 2015 and two additional Capriotti's opened in 1st6-15 - more than offsetting: (i) the loss of net sales from the four Capriotti's locations not operating during the 1st6-2015 but operating during the 1st6-14 and (ii) lower Same Store Sales growth ("SSS": growth of net sales for restaurants open during the comparable periods).  With regard to lower same store sales, note that in the 1st6-14 period the Company utilized Groupon and other promotional efforts to gain brand awareness. These programs did generate additional sales; however, they were not profitable: thus, the Company did not repeat these programs during the 1st6-15.

Food, Beverage and Packaging
Food, beverage and packaging increased to $1,548,784 in 1st6-15, up from $954,707 in 1st6-14 (an increase of $594,077 or 62.2%), resulting largely from the impact of nonrecurring expenses related to grand opening and other promotions related to the PJ's Additions.

Labor and Related
Labor and related expenses increased to $1,398,817 in 1st6-15, up from $689,900 in 1ST6-14 (an increase of $708,917 or 102.8%), largely because of the impact of labor for new locations, which must maintain minimum staffing levels during their ramp-up period, especially during grand opening promotions.

Occupancy
Occupancy expenses increased to $795,314 in 1st6-15, up from $296,474 in 1ST6-14 (an increase of $498,840 or 168.3%) also largely because of the burden of fixed rent and related overhead related to the new locations.

Other Restaurant Expenses
Other restaurant expenses increased to $1,164,835 in 1st6-15, up from $531,469 in 1st6-14 (an increase of $633,366 or 119.2%), resulting largely from: significantly increased depreciation expenses and from marketing expenses related to the new locations.

Net Loss from Restaurant Operations
As a result, the Company incurred a net loss from restaurant operations of $983,104 during the six months ended February 28, 2015 compared to income from restaurant operations of $145,269 during the six months ended February 28, 2014, a decrease of $1,128,373 or 776.7%.

General and Administrative
The Company recorded general and administrative expenses of $4,621,334 in 1ST6-15 compared to $1,062,848 in 1ST6-14, an increase of $3,558,486 or 334.8%. This increase resulted largely from: (i) more than 1,567,184 of nonrecurring and/or noncash expenses related to fees paid in equity for professional services rendered; and (ii) the value of the vesting of options previously granted, which totaled approximately $1,627,015.

Depreciation
Depreciation and amortization increased to $206,019 in 1ST6-15, up from $119,967 in 1ST6-14 (an increase of $86,052 or 71.7%) due to new restaurant openings and pending openings.

Pre-opening Expenses
Pre-opening expenses increased to $473,404 in 1ST6-15, up from $309,560 in 1ST6-14 (an increase of $163,844 or 52.9%) as a result of new restaurant openings.

Other Income and Expense
Total other income and expenses were $4,139,731 in 1ST6-15, up from $4,302 in 1ST6-14 (an increase of $4,135,429), due to an increase in interest expense of $4,541,299 stemming from increases in interest bearing notes to fund operations and include significant noncash charges related to the value of warrants and equity granted in connection with loans and extensions and modifications thereto. This increase was offset by a gain on changes in derivative liabilities of $808,240.

Net Loss
As a result, the Company incurred a net loss of $10,423,592 during the six months ended February 28, 2015 compared to a net loss of $1,351,408 during the six months ended February 28, 2014, an increase of $9,072,184 or 671.3%.

Three Months Ended February 28, 2015 Compared to Three Months Ended February 28, 2014

Revenue
During the three months ended February 28, 2015 (“Q2-15”), the Company reported $1,939,412 in net sales, compared to net sales of $1,336,391 for the three months ended February 28, 2014 (“Q2-14”), an increase of $603,021 or 45.1%. This growth resulted mainly from the impact of the PJ's Additions and two additional Capriotti's open in 1st6-15 - more than offsetting: (i) the loss of net sales from the four Capriotti's locations not operating during the Q2-15 but operating during the Q2-14 and (ii) lower SSS growth. With regard to lower SSS, note that in the Q2-14 period the Company utilized Groupon and other promotional efforts to gain brand awareness.  These programs did generate additional sales; however, they were not profitable: thus, the Company did not repeat these programs during Q2-15. The net sales figures were also negatively impacted due to seasonality and the full quarter's impact of the Capriotti's locations closed during Q1 and Q2.

Food, Beverage and Packaging
Food, beverage and packaging increased to $834,470 in Q2-15, up from $503,770 in Q2-14 (an increase of $330,700 or 65.6%), resulting largely from the impact of nonrecurring expenses related to grand opening and other promotions related to the PJ's additions.

Labor and Related
Labor and related expenses increased to $751,865 in Q2-15, up from $340,998 in Q2-14 (an increase of $410,867 or 120.5%), largely because of the impact of labor for new locations, which must maintain minimum staffing levels during their ramp-up period, especially during grand opening promotions.

Occupancy
Occupancy expenses increased to $516,781 in Q2-15, up from $111,357 in Q2-14 (an increase of $405,424 or 364.1%), largely because of the burden of fixed rent and related overhead related to the new locations.

Other Restaurant Expenses
Other restaurant expenses increased to $541,939 in Q2-15, up from $304,118 in Q2-14 (an increase of $237,821 or 78.2%), resulting largely from: significantly increased depreciation expenses and from marketing expenses related to the new locations, but lower than the 31.4% reported in. Q1-15

Net Loss from Restaurant Operations
Largely as a result of the increased expenses associated with the new locations, the Company incurred a net loss from restaurant operations of $705,643 Q2-15 compared with a net income from restaurant operations of $76,148 during Q2-14, a decrease of $781,791 or 1,026.7%.

General and Administrative,
The Company recorded general and administrative expenses of $2,312,551 in Q2-15 compared to $484,909 in Q2-14, an increase of $1,827,642 or 376.9%. The increase from resulted largely from: (i) more than $1,106,542 of nonrecurring and/or noncash expenses related to fees paid in equity for professional services rendered; and (ii) the value of the vesting of options previously granted, which totaled approximately $809,014.

Depreciation
Depreciation and amortization increased to $100,804 in Q1-15, up from $72,306 in Q2-14 (an increase of $28,498 or 39.4%) due to new restaurant openings and pending openings.

Pre-opening Expenses
Pre-opening expenses increased to $266,957 in Q1-15, up from $211,660 in Q2-14 (an increase of $55,297 or 26.1%) as a result of new restaurant openings.

Other Income and Expense
Total other expenses were $2,805,361 in Q1-15, compared to other income of $280,687 in Q2-14 (an increase in other expenses of $3,086,048) due to an increase in interest expense of $3,482,360 stemming from increases in interest bearing notes to fund operations and include significant noncash charges related to the value of warrants and equity granted in connection with loans and extensions and modifications thereto. This increase was offset by a gain on changes in derivative liabilities of $808,240.

Net Loss
As a result, the Company incurred a net loss of $6,191,316 during the three months ended February 28, 2015 compared to a net loss of $412,040 during the three months ended February 28, 2014, an increase of $5,779,276 or 1,402.6%.

Liquidity and Capital Resources
During the six months ended February 28, 2015, the Company's working capital deficit increased $6,069,696 (72.5%) to $14,445,762, from a deficit of $8,376,066 at August 31, 2014. The primary reasons for the increase in the working capital deficit were: (i) increased short term debt and payables resulting from delays in receiving subscribed financings and the cost of opening new locations and (ii) the recognition of derivative liabilities related to certain equity issuances.

Cash Flows
Net cash used in operating activities was $2,404,185 during the six months ended February 28, 2015, largely due to the reported net loss of $10,317,710.  During this period, net cash used in investing activities was $1,458,665 related to the construction and acquisition of new restaurants, offset by the sale of one store for cash.  Cash used in operating and investing activities was offset by $1,957,245 in net proceeds from new debt, and $1,900,000 from the sale of Class B membership units.

Recent Financing Transactions
During the three months ended February 28, 2015, the Company secured additional debt funds to support ongoing operations.  On February 17, 2015, the Company borrowed $1,000,000 from TCA Global Credit Master Fund LLC 1 ("TCA").  The "TCA Loan" bears interest @ 12% per annum and has and original maturity date of February 17, 2016.  The TCA Loan is scheduled to amortize monthly over one year.  The Company utilized the proceeds of the TCA Loan, net of related transaction fees, to: fund the acquisition of two Papa John's locations; repay some obligations, and provide additional working capital.

Also, as noted above in Section 10: Subsequent Events, subsequent to quarter-end:

•
The Company received $660,000 in EB-5 funding from two investors, $120,000 of which amounts to deposits for legal and other expenses to be remitted by the Company on behalf those investors.  The Company also received a advance in the amount of $250,000 from a relative of another, pending EB5 investor.  Such advance (to be treated as a bridge loan) is due to be repaid, along with interest @ 8.0%, on or before June 30, 2015.

•
The Company entered into a $190,000 short term loan, convertible under certain circumstances into shares of the Company's Common Stock.  This loan was issued with a $40,000 original issue discount - to be charged as interest expense over the life of the loan.  As additional consideration for this loan the Company issued to the lenders 250,000 shares of the Company's Common Stock.  The Company subsequently issued an additional 150,000 shares of the Company's Common Stock to that lender in consideration of its extension of the maturity date.

•
The Company entered into an agreement with an existing financing source pursuant to which the Company received $178,000 and agreed to repay that amount of principal balance plus an additional $78,320 (for total remittance of $256,320) by remitting to the lender 16% of all future receivables arising from credit card, debit card and prepaid transactions from some of its bank account until such time as the total remittance is paid in full.  The additional $78,320 will be recognized as interest expense over the estimated term of the agreement.  The term is not fixed due to the variable repayment terms; however, management currently estimates such term to be less than one year.  Note that, out of the proceeds of this funding, as well as Company funds, the Company repaid the $190,000 short term loan noted immediately above.

•
The Company entered into another $190,000 short term loan, convertible under certain circumstances into shares of the Company's Common Stock with the same lender as the loan noted two paragraphs above.  Stock.  This loan was issued with a $40,000 original issue discount - to be charged as interest expense over the life of the loan.  As additional consideration for this loan the Company issued to the lenders 400,000 shares of the Company's Common Stock.

•
The Company entered into a short term loan agreement with the relative of a pending EB5 subscriber pursuant to which he advanced to the Company $235,000.  The loan, plus interest @ 8.0%, is repayable August 1, 2015.

•
The Company entered into an agreement with a new financing source pursuant to which the Company received $71,000 and agreed to repay that amount of principal balance plus an additional $26,980 (for total remittance of $97,980) by remitting to the lender 16% of all future receivables arising from credit card, debit card and prepaid transactions from one of its subsidiary bank account until such time as the total remittance is paid in full.  The additional $26,980 will be recognized as interest expense over the estimated term of the agreement.  The term is not fixed due to the variable repayment terms; however, management currently estimates such term to be less than six months.

Recent Acquisitions
On February 18, 2015, the Company consummated the acquisition of two, franchised Papa John's locations in the Company's existing trade area in Northern California: one in Fresno and the other in Clovis.  In total the Company paid the seller $392,032 in cash.  The Company also acquired those locations inventory as of the closing date.

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

Changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting that occurred during the six month period ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities
During the six months ended February 28, 2015, the Company issued 3,063,890 shares of Common Stock to lenders in connection with new loans and services.

The sale was exempt from registration under Section 4(A)(2) of the Securities Act of 1933. The securities were not offered publicly.

Item 3. Defaults upon Senior Securities

None other than as disclosed herein.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

4.25	Mammoth Loan Documents

4.26	CBC Extension Documents

4.27	2015 Magnolia Loan

4.28	TCA Loan-related Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 20, 2015	PREFERRED RESTAURANT BRANDS, INC.

/s/ KENNETH M. ANTOS
Kenneth A. Antos,
President and Chief Executive Officer
(Principal Executive Officer)