Form 10-Q
period 2015-05-31
Preferred Restaurant Brands, Inc.
filed 2015-08-20
CIK 1497074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 20, 2015 issuer had 46,739,366 shares of common stock issued and outstanding.

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

 PART I - FINANCIAL INFORMATION

Item 1:     Financial Statements

PREFERRED RESTAURANT BRANDS, INC. AND SUBSIDIARIES
(FORMERLY DIXIE FOODS INTERNATIONAL, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$34,241	$24,033
Accounts receivable	146,751	75,216
Other receivables	-	4,632
Food inventory	99,679	103,367
Prepaid expenses	305,951	111,678
Debt issuance costs, net	116,640	-
Total Current Assets	703,262	318,926

Prepaid franchise and territory rights fees, net	681,986	897,846
Property and equipment, net	4,029,839	3,418,743

TOTAL ASSETS	$5,415,087	$4,635,515

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,525,024	$933,507
Deferred revenue	39,835	95,186
Loans payable	-	-
Related party notes payable	1,365,287	-
Short-term notes payable, net of discounts	7,428,027	7,366,299
Short-term convertible notes payable	1,172,484	300,000
Derivative liability	1,067,472	-
Total Current Liabilities	15,598,129	8,694,992

Long-term notes payable	567,211	500,000
Long-term convertible notes payable	550,000	550,000

TOTAL LIABILITIES	16,715,340	9,744,992

Class B membership units, no par value, 8 units authorized, 7 and 2 units issued and outstanding, respectively	3,500,000	1,000,000

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 14,999,999 shares authorized, no shares issued and outstanding	-	-
Series Class B preferred stock, $0.001 par value, 1 share authorized, 1 and -0- shares issued and outstanding, respectively	118,092	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 46,339,366 and 42,570,975 shares issued and outstanding	46,340	42,572
Additional paid-in capital	18,412,719	14,311,918
Accumulated deficit	(33,377,404)	(20,463,967)
TOTAL STOCKHOLDERS' DEFICIT	(14,800,253)	(6,109,477)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,415,087	$4,635,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PREFERRED RESTAURANT BRANDS, INC. AND SUBSIDIARIES
(FORMERLY DIXIE FOODS INTERNATIONAL, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014

REVENUE	$2,185,433	$1,851,020	$6,110,079	$4,468,839

OPERATING EXPENSES:
Restaurant operating costs:
Food, beverage and packaging	689,944	960,394	2,238,728	1,915,101
Labor and related	829,004	514,259	2,227,821	1,204,159
Occupancy	169,607	164,579	964,921	461,053
Other restaurant operating	271,098	179,132	1,435,933	710,601
Total Restaurant Operating Expenses	1,959,653	1,818,364	6,867,403	4,290,914

Income (Loss) from Restaurant Operations	225,780	32,656	(757,324)	177,925

General and administrative	2,401,136	131,088	7,022,470	1,193,936
Depreciation and amortization	135,416	239,112	341,435	359,079
Pre-opening costs	35,573	8,512	508,977	318,072
Total	2,572,125	378,712	7,872,882	1,871,087

LOSS FROM OPERATIONS	(2,346,345)	(346,056)	(8,630,206)	(1,693,162)

OTHER INCOME (EXPENSES):
Loss on sale of assets	-	-	(63,280)	-
Interest expense	(874,664)	(77,691)	(5,721,405)	(383,133)
Derivative gain (expense)	688,197	-	1,496,437	301,140
Other income (expense)	42,867	(2,988)	5,017	(2,988)
TOTAL OTHER INCOME (EXPENSE)	(143,600)	(80,679)	(4,283,231)	(84,981)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,489,945)	(426,735)	(12,913,437)	(1,778,143)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(2,489,945)	$(426,735)	$(12,913,437)	$(1,778,143)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.01)	$(0.29)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	45,775,720	42,570,975	44,377,770	42,570,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PREFERRED RESTAURANT BRANDS, INC. AND SUBSIDIARIES
(FORMERLY DIXIE FOODS INTERNATIONAL, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,913,437)	$(1,878,143)
Adjustments to reconcile change in net loss to net cash used in operating activities:
Depreciation and amortization	983,071	726,726
Loss on sale of assets	63,280	-
Expenses paid on behalf of the Company by related parties	89,760	-
Fair value of warrants issued for interest expense on debt	-	717,207
Amortization of debt discounts and debt issuance costs	337,830	519,718
Change in derivative liability	1,005,240	(301,140)
Services credited for exercise of warrants and stock options	-	(75,000)
Stock issued in connection with execution of notes payable	621,597	-
Stock and warrants granted for loan modifications	8,800	-
Vesting of stock options granted	2,491,149	47,652
Common stock issued for services	983,022	-
Changes in operating assets and liabilities:
Accounts and other receivables, net	(71,535)	(40,764)
Food inventory	11,720	(5,992)
Deposits and prepaid expenses	(184,857)	(39,554)
Debt issuance costs	(116,640)	-
Accounts payable and accrued liabilities	3,616,678	38,740
Deferred revenue	(55,351)	(14,177)
NET CASH USED IN OPERATING ACTIVITIES	(3,129,673)	(304,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,139,031)	(636,796)
Cash paid for territory and franchise rights	(37,500)	(224,000)
Cash paid for asset acquisition	(328,032)	(107,187)
Cash received in asset sales	25,000	-
NET CASH USED IN INVESTING ACTIVITIES	(1,479,563)	(967,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party notes payable	1,275,880	530,367
Proceeds from notes payable	1,023,500	660,000
Repayments on notes payable	(1,131,016)	(700,000)
Proceeds from convertible notes payable	1,190,000	-
Repayments on convertible notes payable	(238,920)	-
Proceeds from Class B membership units issued for cash	2,500,000	1,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,619,444	1,490,367

NET CHANGE IN CASH	10,208	217,657

CASH, BEGINNING OF PERIOD	24,033	255,293

CASH, END OF PERIOD	$34,241	$472,950

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts on notes payable	$83,450	$-
Origination of derivative liabilities and issuance of preferred stock	$182,190	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 PREFERRED RESTAURANT BRANDS, INC. AND SUBSIDIARIES
(FORMERLY DIXIE FOODS INTERNATIONAL, INC.)
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

KCI was formed on November 8, 2004, but did not engage in any business operations until November 2010.  Currently, KCI is engaged in developing, owning and operating a multi-brand chain of restaurants, currently under two franchise brands: Capriotti’s Sandwich Shops and Papa John’s.  KCI also operates and is developing various other restaurant concepts.  KCI and its various subsidiaries, currently operate 17 restaurants:

•	9 franchised Capriotti's Sandwich Shops:

•	six franchised Papa John’s pizza restaurants (four of which it opened in late calendar 2014 and two of which it acquired in February 2014, and

•	two proprietary, fine casual restaurants: Elements Kitchen & Martini Bar and Social Bistro & Wine Bar.

Additionally, the Company has in various stages of development and construction eight Papa John’s all of which it anticipates opening over the next 12 months subject to access to additional capital.

NOTE 2—GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2015, the Company has a working capital deficit of $14,894,867 and an accumulated deficit of $33,377,404. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to: identify future investment opportunities and obtain the necessary debt or equity financing and generate profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2014 audited financial statements.  The results of operations for the periods ended May 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Inventory
Inventory (consisting principally of food, beverages and supplies), is valued at the lower of first-in, first-out cost or market. Certain key ingredients bread, meats, vegetables, cheeses and beverages are purchased from a small number of suppliers.

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of May 31, 2015 and August 31, 2014 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

Basic and Diluted Loss per Common Share
Basic loss per common share is calculated by dividing the Company’s net loss applicable to shareholders by the weighted average number of shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. There were 5,448,276 such shares outstanding as of May 31, 2015, which were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

New Accounting Pronouncements
The Company’s management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4—PROPERTY AND EQUIPMENT

As of May 31, 2015 and August 31, 2014 the Company’s property and equipment consisted of the following:

	May 31, 2015	August 31, 2014
Building and leasehold improvements	$3,428,387	$3,161,646
Machinery and equipment	1,057,787	1,022,299
Furniture and fixtures	1,253,461	358,390
Less: Accumulated depreciation	(1,709,796)	(1,123,52)
Property and equipment, net	$4,029,839	$3,418,743

Depreciation expense included as a charge to income (including restaurant-related depreciation) recorded in “Other operating costs” was $620,449 and $440,139 for the nine months ended May 31, 2015 and 2014, respectively.

NOTE 5—ASSET SALES AND PURCHASES

Purchases
On February 18, 2015, the Company consummated the acquisition of two, franchised Papa John's locations in the Company's existing trade area in Northern California: one in Fresno and the other in Clovis.  In total the Company paid the seller $320,000 in cash.

The total purchase price was allocated as follows:

Consideration paid:
Cash paid	$320,000
Total purchase price	$320,000

Consideration received:
Property and equipment - Fresno	$35,000
Property and equipment - Clovis	35,000
Territory and franchise rights – Fresno	75,000
Territory and franchise rights – Clovis	75,000
Leasehold Improvements - Fresno	25,000
Leasehold Improvements - Clovis	25,000
Covenant not to compete - Fresno	25,000
Covenant not to compete - Clovis	25,000
Total assets acquired	$320,000

Sale

On February 19, 2015, the Company consummated the sale of its Green Valley Ranch Capriotti’s Sandwich Shop (“GVR”) to another franchisee of Capriotti’s Sandwich Shops. Pursuant to the asset purchase agreement, the purchase price of the assets consisted of a one-time payment of $25,000 in cash.

The total sale price was allocated as follows:

Sale Consideration	$25,000

Allocation Of Sale Consideration
Transaction-Related Expenses	$691
GVR-Related Payables	21,081
Receivable For Net Cash Proceeds to Company	3,228
Total	$25,000

NOTE 6—INTANGIBLE ASSETS

Intangible assets represent capitalized prepaid territory rights and franchise fees paid. The costs are amortized over the remaining life of the contract executed with the franchisor.

As of May 31, 2015 and August 31, 2014 the Company’s territory and franchise rights consisted of the following:

	May 31, 2015	August 31, 2014
Territory and franchise rights	$1,965,297	$1,926,194
Less: Accumulated amortization	(1,283,311)	(1,028,348)
Territory and franchise rights, net	$681,986	$897,846

Amortization expense on intangible assets included as a charge to income was $254,963 and $286,588 for the nine months ended May 31, 2015 and 2014, respectively.

Estimated amortization expense to be recorded for the next five years is as follows:

2015 (remaining)	$214,937
2016	112,929
2017	110,108
2018	110,108
2019	110,108
Thereafter	23,796
Total future amortization	$681,986

NOTE 7—RELATED PARTY TRANSACTIONS

As of August 31, 2014, the Company owed $-0- to related parties.  During the nine month period ended May 31, 2015, related parties made cash loans of $2,382,906 and paid for Company expenses of $89,407. The Company made cash repayments of $1,107,027, leaving an ending balance due of $1,365,287 due to related parties at May 31, 2015. All related party loans bear no interest, are unsecured and are due on demand.

The Company’s CEO, Kenneth Antos, has personally guaranteed virtually all the outstanding obligations due by the Company.  This includes: virtually all of the outstanding notes payables on all loans; leases with the various landlords, and all of the Company's obligations to franchisors.

NOTE 8—DEBT

As of May 31, 2015 and August 31, 2014 the Company’s notes payable consisted of the following:

	May 31,	August 31,
	2015	2014
Note payable bearing interest at 13.5% per annum, originated June 22, 2012, original maturity date of June 22, 2013. This note bears a default interest rate of 18.5%*.	$2,950,000	$2,700,000

Note payable bearing interest at 12.0% per annum, originated December 27, 2012, original maturity date of December 27, 2013. This note is in default and currently bears a default interest rate of 17.0% plus late fees1.	1,000,000	1,000,000

Note payable bearing interest at 12.0% per annum, originated February 1, 2013, original maturity date of August 1, 2014. This note is in default and currently bears a default interest rate of 17.0% plus late fees¹.	550,000	550,000

Note payable bearing interest at 12.0% per annum, originated February 1, 2013, original maturity date of August 1, 2014. This note is in default and currently bears a default interest rate of 17.0% plus late fees¹.	650,000	650,000

Note payable bearing interest at 12.0% per annum, originated February 1, 2013, original maturity date of August 1, 2014. This note is in default and currently bears a default interest rate of 17.0% plus late fees¹.	800,000	800,000

Note payable bearing interest at 12.0% per annum, originated October 30, 2013, original maturity date of November 30, 2013. This note is in default and currently bears a default interest rate of 17.0% plus late fees¹.	99,166	99,166

Note payable bearing interest at 13.3% per annum, originated August 13, 2013, original maturity date of August 1, 2014. This note is in default and currently bears a default interest rate of 18.3% plus late fees¹.	90,000	90,000

Note payable bearing interest at 12.0% per annum, originated June 7, 2013, original maturity date of June 7, 2016. This note is in default and currently bears a default interest rate of 17.0% plus late fees ¹.	500,000	500,000

Note payable bearing interest at 12% per annum, originated August 24, 2013, original maturity date of October 24, 2014. This note is in default and currently bears a default interest rate of 18.3% plus late fees¹.	8,858	8,656

Note payable originated October 2, 2014, original maturity date of October 16, 2014.	100,000	-

Note payable bearing interest at 10.0% per annum, originated December 4, 2013, due on October 15, 2014. This note is currently in default and bears a default interest rate of 15.0%.	560,000	560,000

Notes payable bearing interest at 5.0% per annum, originated August 31, 2014, payable upon demand.	80,000	80,000

Notes payable bearing interest at 18.0% per annum originated May 8, 2014, payable upon demand.	225,000	250,000

Notes payable bearing interest at 7.4% per annum, originated July 11, 2014 maturity date of April 13, 2015.	25,860	126,577

Notes payable bearing interest at 6.3% per annum, originated January 26, 2015, maturity date of February 2, 2019.	67,211	-

Notes payable bearing interest at 8.0% per annum, originated April 22, 2015 maturity date of June 30, 2015	250,000	-

Secured borrowings	39,143	449,722

Total notes payable	$7,995,237	$7,866,299
Less: current-term portion of notes payable	(7,428,027)	(7,366,299)
Long-term notes payable	$567,211	$500,000

In addition to the notes payable noted in the table above, on September 25, 2014, the Company entered into a note payable with a principal balance of $100,000, bearing an interest obligation of $5,000 per annum and due on October 9, 2014. The note was repaid in full during the period ended May 31, 2015 through the payment of $100,000 in cash.

Secured Borrowings

As of May 31, 2015, the Company has entered into various accounts receivable financing arrangements with third parties for a combined principal amount received in cash of $670,000. The terms of the arrangements require the Company to repay the principal balance plus an additional $252,650 for total remittance of $922,650. The terms of repayment require the Company to remit to the lender between 15 and 24 percent of all future receivables arising from credit card, debit card and prepaid transactions until such time as the total remittance is paid in full. These borrowing is secured by the assets of the Company.

The additional $252,650 will be recognized as interest expense over the estimated terms of the agreements. The terms are not fixed due to the variable repayment terms; however, management currently estimates such terms to be between approximately two (2) and eight (8) months. The ending principal balance of these borrowings at May 31, 2015 and August 31, 2014 was $39,142and $449,722, respectively (net of debt discounts of $8,895 and $161,899, respectively).

NOTE 9—CONVERTIBLE NOTES PAYABLE

 As of May 31, 2015 and August 31, 2014 the Company’s convertible notes payable consisted of the following:

	May 31,	August 31,
	2015	2014
Convertible note payable bearing interest at 10.0% per annum, originated April 23, 2012, original maturity date of April 23, 2017. The note is convertible into common shares of KCI at $1.00 per share.	$550,000	$550,000

Convertible note payable bearing interest at 9.0% per annum, originated July 25, 2013, original maturity date of July 25, 2018. The note is convertible into common shares of the Company at $1.50 per share.	50,000	50,000

Convertible note payable bearing interest at the market interest rate plus 6.4% per annum, originated May 1, 2012, original maturity date of May 1, 2015. The note is convertible into common shares of KCI at $0.30 per share.	300,000	300,000

Convertible note payable bearing interest at 12.0% per annum, originated February 17, 2015, maturity date of February 16, 2016. The note is convertible upon the occurrence and continuance of an event of default for a 15 day period at 85 percent of the lowest average daily volume weighted average price of the Company's common shares during the five trading days immediately prior to the date of conversion.	682,484	-

Convertible note payable bearing interest at 0.0% per annum, originated April 21, 2013, original maturity date of May 29, 2015. The note is convertible into common shares of the Company at the lower of $0.0001 or 50% of the lowest market price for the 10 days prior to conversion date.	190,000	-

Total notes payable	$1,722,484	$850,000
Less: current portion	(1,172,484)	300,000

Long-term convertible notes payable	$550,000	$550,000

In addition to the notes payable noted in the table above, on December 31, 2014, the Company entered into a convertible note payable with a principal balance of $100,000, bearing interest at 18.0% per annum and due on demand.  The note was convertible into common shares of the Company at the 65% of the lowest average daily volume weighted average price of the Company's common shares during the fifteen trading days immediately prior to the date of conversion.  The note was repaid in full during the period ended May 31, 2015 through the payment of $110,000 in cash, inclusive of $10,000 of interest.

The intrinsic value of the beneficial conversion feature and the debt discount associated with all convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded for the convertible notes equaled $182,190 of which $103,594 was amortized during the period, leaving an ending balance of debt discount of $78,596 as of June 30, 2015.

NOTE 10—DERIVATIVE LIABILITY

 Effective July 31, 2009, the Company adopted ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The exercise price of certain warrants granted during the period ended February 15, 2015 are variable and subject to the fair value of the Company’s common stock on the date of exercise. As a result, the Company has determined that the exercise feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the exercise feature of the instruments to be recorded as a derivative liability.

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

At origination and subsequent revaluations, the Company valued the derivative liability using the Black-Scholes options pricing model under the following assumptions:

February 28 2015

Risk-free interest rate	0.25% – 1.52%
Expected options life	0.21 – 4.65
Expected dividend yield	-
Expected price volatility	185% – 407%

During the period ended May 31, 2015, the Company’s derivative liability increased from $0 to $1,067,472 in conjunction with settlement of convertible notes payable, additions of new derivative liabilities and subsequent revaluations of existing derivative liabilities.

During the year ended August 31, 2014, the Company's derivative liability decreased from $604,553 to $0 and recognized a gain on derivative liability of $604,553 in conjunction with settlement of convertible notes payable, additions of new derivative liabilitites and subsequent revaluations of existing derivative liabilities.

NOTE 11—CLASS B MEMBERSHIP UNITS

The Company is authorized to issue up to eight (8) Class B membership units with no par value.  As of May 31, 2015 and August 31, 2014, there were seven (7) and two (2) shares of Class B membership units issued and outstanding, respectively.

In all cases noted above, each Class B membership unit was sold for $500,000, plus for administrative costs payable to third parties. Each unit carries equal voting rights to the Class A membership units of each subsidiary. Each Class B unit is entitled to receive distributions equal to 0.5 percent to 3.0% of the value of the units held each year.

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

During the nine months ended May 31, 2015, Company subsidiaries issued 5 Class B membership units in exchange for total cash proceeds of $2,500,000  (not inclusive of $300,000 received for administrative fees due and payable to third parties).

During the year ended August 31, 2014, Company subsidiaries issued two (2) Class B membership units in exchange for total cash proceeds of $1,120,000 (inclusive of $60,000 received for administrative fees due and payable to third parties).

NOTE 12—STOCKHOLDERS’ DEFICIT

The Company’s authorized capital stock consists of 150,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, par value $0.001 per share. As of May 31, 2015 and August 31, 2014, there were 46,339,366 and 42,570,975 shares of common stock issued and outstanding, respectively, and one share of preferred stock issued and outstanding, respectively.

Preferred Stock
Our board of directors has the authority, without stockholder approval, to issue up to 14,999,999 shares of preferred stock, $0.001 par value, of which 1 share is designated as Series B Convertible Preferred Stock. The authorized preferred stock may be issued by the Board of Directors in one or more series and with the rights, privileges and limitations of the preferred stock determined by the Board of Directors. The rights, preferences, powers and limitations on different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and other matters.

Series B Convertible Preferred Stock

The Company is authorized to issue one (1) share of Series B Convertible Preferred Stock with a stated value of $1.00 and a par value of $0.001.  The terms of the Series B Preferred Stock are as follows:

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

There were no shares of Series B Convertible Preferred Shares outstanding at any time during the year ended August 31, 2014. During the nine month period ended May 31, 2015, the Company issued one (1) share of Series B convertible preferred stock to a creditor in connection with the execution of a convertible note payable. In accordance with ASC 815 and ASC 470, the proceeds from the issuance of the convertible note payable were allocated between the embedded conversion option of the convertible note payable deemed to require derivative accounting due to its variable nature (as discussed in Note 9), and the host debt instrument and the preferred stock. The derivative was recorded at its fair value of $5,975 with the remaining proceeds of $1,000,000 being allocated between the preferred stock and host debt instrument based upon their relative fair values. The fair value of the preferred stock was determined by valuing the voting interest to which it would control upon default and then probability adjusting such valuation for the risk of default. The resulting allocation of proceeds attributed $118,024 to this preferred stock issuance.

Common Stock

During the nine month period ended May 31, 2015; the Company issued the following shares of its Common Stock:

•
In connection with the extension of certain agreements related to the reverse acquisition, the Company issued to certain shareholders of the Company, all of whom were shareholders prior to the reverse acquisition, 10,000 shares of common stock of the Company valued at $8,800. The value of the common stock was based on the market price of the stock on the date of issuance.

•
In connection with short-term loans made to the Company by two separate entities (one of which was repaid in full during the period ended May 31, 2015), the Company agreed that, for each two weeks that each such loan remains outstanding, the Company is required to issue 37,500 shares of its common stock - in addition to an initial grant of 37,500 shares to each lender. During the nine-month period ended May 31, 2015, the Company issued 1,074,844 shares valued at $965,017 in connection with these two loans. The value of the common stock was based on the market price of the stock on the date of issuance and has been recorded as interest expense in the Company’s statement of operations.

•
In connection with a short-term convertible loan made to the Company, the Company issued to the lenders 250,000 shares of the Company's common stock. On May 31, 2015, this note went into default due to non-payment and the Company issued an additional 150,000 shares of common stock to the lender to extend the maturity date.

•
The Company issued 2,283,547 shares of common stock to various entities and individuals for services valued at $983,023. The value of the common stock was based on the market price of the stock on the date of issuance.

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

NOTE 13—STOCK OPTIONS AND WARRANTS

 Stock Options
 During the nine month period May 31, 2015, the Company issued no new options to acquire its common stock.

During the year ended August 31, 2014, the Company granted 9,573,604 options to purchase common stock at $0.50 per share to the Company employees and consultants. 1,477,687 options vested immediately and 8,095,917 options vested 1/3 on each grant anniversary date for the subsequent three years. All options issued in 2014 expire on August 30, 2019. Subsequent to August 31, 2014, 100,000 of the nonvested options granted have been rescinded, thus, leaving 9,473,604 stock options outstanding and 1,477,686 stock options exercisable.

Stock compensation expense is recognized on a pro-rata basis over the vesting period of the options. During the nine month period ended May 31, 2015 the Company recognized $2,491,149 in compensation expense arising from options issued, leaving $7,428,969 of compensation expense on stock options to be recognized subsequent to May 31, 2015.

Warrants
During the nine months ended May 31, 2015, the Company issued 2,200,000 warrants to creditors to acquire its common stock:

•
1,950,000 to the Company's lender that has a first lien on all of the Company's assets - in connection with: (i) its December 2014 additional advance (1,450,000 Warrants exercisable at $0.84 per share) and (ii) its January 2015 loan modification in connection with the TCA loan (500,000 Warrants exercisable at $0.50 per share),

•	250,000 exercisable at $0.50 per share to a Director in connection with advances he made to the Company,

•	250,000 exercisable at $0.50 per share to an employee in connection with services rendered, and

•	692,521 exercisable at $0.72 per share to a debt holder for maturity date extensions.

In applying the Black-Scholes options pricing model to the options and warrant grants, the fair value of our share-based awards granted were estimated using the following assumptions for the periods indicated below:

May 31, 2015

Risk-free interest rate	1.39%
Expected options life	2.50
Expected dividend yield	-
Expected price volatility	173%

A summary of the status of the Company’s stock options as of May 31, 2015 and changes during the period ended May 31, 2015 is presented below:

Number of Options and Warrants

Outstanding at August 31, 2014	9,573,604

Options and warrants granted	3,142,512
Options and warrants exercised	-
Options and warrants forfeited or expired	(100,000)
Outstanding at May 31, 2015	12,616,125
Exercisable at May 31, 2015	4,620,207

The following table summarizes information about options and warrants as of May 31, 2015:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $0.40	500,000	4.65	$0.40	500,000	$0.40
$0.41 - $0.60	9,723,604	4.23	$0.50	1,727,686	$0.50
$0.61 and up	2,142,521	4.49	$0.80	2,142,521	$0.80
	12,616,125	4.29	$0.55	4,620,207	$0.63

NOTE 14—SUBSEQUENT EVENTS

Store Closings
On March 13, 2015, the Company closed its Capriotti's Sandwich Shop in San Marcos, California.  On April 8, 2015, the Company closed its Capriotti's Sandwich Shop in San Diego, California. Neither location was profitable.  The Company currently is exploring alternative restaurant concepts for those locations.

Capriotti's Relationship
On June 29, 2015, the Company consummated an agreement with Capriotti's Sandwich Shops, Inc., the franchisor of the Company's Capriottti's Sandwich Shops, whereby:

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

Financing-Related Transactions
Subsequent to quarter end, the Company received $660,000 in EB-5 funding from two investors, $120,000 of which amounts to deposits for legal and other expenses to be remitted by the Company on behalf those investors.  The Company also received a advance in the amount of $250,000 from a relative of another, pending EB5 investor.  Such advance (to be treated as a bridge loan) is due to be repaid, along with interest @ 8.0%, on or before June 30, 2015.

Subsequent to May 31, 2015, the Company entered into a $190,000 short term loan, convertible under certain circumstances into shares of the Company's Common Stock.  This loan was issued with a $40,000 original issue discount - to be charged as interest expense over the life of the loan.  As additional consideration for this loan the Company issued to the lenders 250,000 shares of the Company's Common Stock.  The Company subsequently issued an additional 150,000 shares of the Company's Common Stock to that lender in consideration of its extension of the maturity date.  This loan was repaid out of proceeds of the loan noted immediately below.

On June 2, 2015, the Company entered into an agreement with an existing financing source pursuant to which the Company received $178,000 and agreed to repay that amount of principal balance plus an additional $78,320 (for total remittance of $256,320) by remitting to the lender 16% of all future receivables arising from credit card, debit card and prepaid transactions from some of its bank account until such time as the total remittance is paid in full.  The additional $78,320 will be recognized as interest expense over the estimated term of the agreement.  The term is not fixed due to the variable repayment terms; however, management currently estimates such term to be less than one year.  Note that, out of the proceeds of this funding, as well as Company funds, the Company repaid the $190,000 short term loan noted immediately above.

On June 15, 2015, the Company entered into another $190,000 short term loan, convertible under certain circumstances into shares of the Company's Common Stock with the same lender as the loan noted two paragraphs above.  Stock.  This loan was issued with a $40,000 original issue discount - to be charged as interest expense over the life of the loan.  As additional consideration for this loan the Company issued to the lenders 400,000 shares of the Company's Common Stock.

In March of 2015, the Company granted 361,759 shares of Common Stock to CEO Ken Antos in connection with both: investments he'd previously made to the Company and third-party loans guaranteed by Antos.  This grant was on terms consistent with similar, prior transactions.

On June 29, 2015, On June 29, 2015, the Company entered into a short term loan agreement with the relative of a pending EB5 subscriber pursuant to which he advanced to the Company $235,000.  The loan, plus interest @ 8.0%, is repayable August 1, 2015.

On June 30, 2015, the Company entered into an agreement with a new financing source pursuant to which the Company received $71,000 and agreed to repay that amount of principal balance plus an additional $26,980 (for total remittance of $97,980) by remitting to the lender 16% of all future receivables arising from credit card, debit card and prepaid transactions from one of its subsidiary bank account until such time as the total remittance is paid in full.  The additional $26,980 will be recognized as interest expense over the estimated term of the agreement.  The term is not fixed due to the variable repayment terms; however, management currently estimates such term to be less than six months.

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

Location

Fixed Year (August 31, FYE)	2011	2012	2013	2014	Q1 2015	Q2 2015	Q3 2015

Opened in Period	0	3	5	4	2	2	1
Acquired in Period	0	1	1	0	0	2	0
Total Added In Year	0	4	6	4	2	4	1

Cumulative Added	0	4	10	14	16	20	21

Closed in Period	0	0	0	0	1	1	2
Cumulative Closed	0	0	0	0	1	2	4

Total Open	0	4	10	14	15	18	17

Results of Operations

Three months ended May 31, 2015 vs. May 31, 2014

Income from Restaurant Operations
Largely resulting from Revenue growth and Management’s continues to focus on tightening cost controls and selling higher margin item, the Company recognized Income from restaurant operations of $225,780  Q3-15 compared with a net loss from restaurant operations of $32,656 during Q3-14.

Revenue
During the three months ended May 31, 2015 (“Q3-15”), the Company reported Revenues of $2,185,433, up 18.1% from Revenues of $1,851,020 during the three months ended May 31, 2014 (“Q3-14”) and up 12.7% from Revenues of $1,939,412 in Q2-15, This growth resulted mainly from the impact of the PJ's Additions and two additional Capriotti's opened in 1st9-15 - more than offsetting: (i) the loss of Revenues from the four Capriotti's locations not operating during the Q3-15 but operating during the Q3-14 and (ii) lower same store sales ("SSS") growth. With regard to lower SSS, note that in the Q3-14 period, the Company utilized Groupon and other promotional efforts to gain brand awareness.  These programs did generate additional sales; however, they were not profitable. Thus, the Company did not repeat these programs during Q3-15.

Food, Beverage and Packaging
Food, beverage and packaging expenses decreased to $689,944 (31.6% of Revenues) in Q3-15 from $960,394 (51.9% of Revenues) in Q3-14.  This improvement, in absolute dollars and as a percentage of Revenues resulted from Management’s continued to focus on tightening cost controls and selling higher margin items.

Labor and Related
Labor and related expenses increased to $829,004 (37.9% of Revenues) in Q3-15, up from $514,259 (27.8% of Revenues) in Q3-14, largely because of the impact of labor for new locations, which must maintain minimum staffing levels during their ramp-up period, as well overall management for the Papa John’s brand.  Note though that Labor and related expenses were improved from Q2-15 levels (38.8% of Revenues) due to significant reductions in payroll at the Company’s Capriotti’s locations and post-grand opening stabilization of the labor at the Company’s Papa John’s locations

Occupancy
Occupancy expenses decreased to $169,607 (7.8% of Revenues) in Q3-15, from $164,579 (8.9% of Revenues)  in Q3-14, due largely to the improving performances of operating locations (all of which had high occupancy costs relative to Revenues).

Other Restaurant Expenses
Other restaurant expenses increased to $271,098 (12.4% of Revenues) in Q3-15, from $179,132 (9.7% of Revenues) in Q3-14, resulting largely from fixed costs associated with the Papa John’s locations.

General and Administrative,
The Company recorded general and administrative expenses of $2,401,136 in Q3-15 compared to $131,088 in Q3-14,. The increase from resulted largely from: (i) nonrecurring and/or noncash expenses related to fees paid in equity for professional services rendered; and (ii) the value of the vesting of options previously granted.

Depreciation
Depreciation and amortization decreased to $135,416 in Q3-15, from $239,112 in Q3-14, due to the impact on depreciation from write offs related to locations closed more than offsetting new depreciation related to new and pending restaurant openings.

Pre-opening Expenses
Pre-opening expenses equaled $35,573 in Q3-15, up from $8,512 in Q3-14, but down significantly from prior quarters of fiscal 2015 as the Company did not open any new locations other than its Social Bistro in April and, thus, didn’t incur significant Pre-opening Expenses.

Other Income and Expense
Total other expenses were $143,600 in Q3-15, compared to other expense of $80,679 in Q3-14, as Interest Expenses of $874,664 were partially offset by $688,197 of Derivative Gains.

Net Loss
As a result, the Company incurred a net loss of $2,489,945 during the three months ended May 31, 2015 compared to a net loss of $426,735 during the three months ended May 31, 2014.

Nine months ended May 31, 2015 vs May 31, 2014

Revenue
During the nine months ended May 31, 2015 (“1st9-15”), the Company reported Revenues of $6,110,079, up 36.7% from Revenues of $4,468,839 for the nine months ended May 31, 2014 (“1st9-14). This growth resulted mainly from the impact of the six additional Papa John's locations opened and acquired between October 2014 and February 2015 and two additional Capriotti's open during all of 1st9-15 but only partially during 1st9-14 - more than offsetting: (i) the loss of Revenues from the four Capriotti's locations not operating during the 1st9-15 but operating during the 1st9-14 and (ii) lower Same Store Sales growth ("SSS": growth of Revenues for restaurants open during the comparable periods).  With regard to lower same store sales, note that in the 1st9-14 period, the Company utilized Groupon and other promotional efforts to gain brand awareness. These programs did generate additional sales; however, they were not profitable. Thus, the Company did not repeat these programs during the 1st9-15.

Food, Beverage and Packaging
Food, beverage and packaging expenses increased to $2,238,728 (36.5% of Revenues) in 1st9-15, up from $1,915,101 (42.9% of Revenues) in 1st9-14.  While the total increased, it decreased as a percentage of Revenues as Management continues to focus on tightening cost controls and selling higher margin items.

Labor and Related
Labor and related expenses increased to $2,227,821 (36.5% of Revenues) in 1st9-15, up from $1,204,159 (26.9% of Revenues) in 1st9-14, largely because of the impact of labor for new locations, which must maintain minimum staffing levels during their ramp-up period, especially during grand opening promotions.

Occupancy
Occupancy expenses increased to $964,921 (15.8% of Revenues) in 1st9-15, up from $461,053 (10.3% of Revenues)  in 1st9-14, also largely because of the burden of fixed rent and related overhead related to the new locations.

Other Restaurant Expenses
Other restaurant expenses increased to $1,435,933 (23.5% of Revenues) in 1st9-15, up from $710,601 (15.9% of Revenues) in 1st9-14, resulting largely from: significantly increased depreciation expenses and from largely nonrecurring marketing expenses related to the new locations.

Net Loss from Restaurant Operations
As a result, the Company incurred a Net loss from restaurant operations of $757,324 during the nine months ended May 31, 2015 compared to income from restaurant operations of $177,925 during the nine months ended May 31, 2014.

General and Administrative
The Company recorded general and administrative expenses of $7,022,470 in 1st9-15 compared to $1,193,936 in 1st9-14, resulting largely from: (i) nonrecurring and/or noncash expenses related to fees paid in equity for professional services rendered; and (ii) the value of the vesting of options previously granted.

Depreciation
Depreciation and amortization decreased to $341,435 in 1st9-15, down from $359,079 in 1st9-14, due to the impact on depreciation from write offs related to locations closed more than offsetting new depreciation related to new and pending restaurant openings.

Pre-opening Expenses
Pre-opening expenses increased to $508,977 in 1st9-15, up from $318,072 in 1st9-14 as a result of new restaurant openings.

Other Income and Expense
Total other income and expenses were $4,283,231 in 1st9-15, up from $84,981 in 1st9-14, due to an increase in interest expenses stemming from: (i) increases in interest bearing notes to fund operations and (ii) significant noncash charges related to the value of warrants and equity granted in connection with loans and extensions and modifications thereto. This increase was offset in part by a gain on changes in derivative liabilities of $1,496,437.

Net Loss
As a result, the Company incurred a net loss of $12,913,437 during the nine months ended May 31, 2015 compared to a net loss of $1,878,143 during the nine months ended May 31, 2014.

Liquidity and Capital Resources
During the nine months ended May 31, 2015, the Company's working capital deficit increased $6,518,801 to $14,894,867, from a deficit of $8,376,066 at August 31, 2014. The primary reasons for the increase in the working capital deficit were: (i) increased short term debt and payables resulting from delays in receiving subscribed financings and the cost of opening new locations, and (ii) the recognition of derivative liabilities related to certain equity issuances.

Cash Flows
Net cash used in operating activities was $3,129,673 during the nine months ended May 31, 2015, largely due to the reported net loss of $12,913,437, which was partially offset by various noncash items including: Depreciation and amortization; Loss on sale of assets; Amortization of debt discounts and debt issuance costs; Change in derivative liability, Stock issued in connection with execution of notes payable, Vesting of stock options granted and Common stock issued for services.  During this period, net cash used in investing activities was $1,479,563, mostly related to the construction and acquisition of new restaurants, offset by the sale of one store for cash.  Cash used in operating and investing activities was offset by $4,619,444 in Net Cash Provided by Financing Activities, which included approximately $2.1 million net proceeds from new debt (after debt repayments) and $2.5million of proceeds from the sale of Class B membership units in the Company’s EB-5-financed subsidiaries.

Recent Financing Transactions
During the three months ended May 31, 2015, the Company secured additional debt funds to support ongoing operations.  On February 17, 2015, the Company borrowed $1,000,000 from TCA Global Credit Master Fund LLC 1 ("TCA").  The "TCA Loan" bears interest @ 12% per annum and has and original maturity date of February 17, 2016.  The TCA Loan is scheduled to amortize monthly over one year.  The Company utilized the proceeds of the TCA Loan, net of related transaction fees, to: fund the acquisition of two Papa John's locations; repay some obligations, and provide additional working capital.

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

Recent Acquisitions
On February 18, 2015, the Company consummated the acquisition of two, franchised Papa John's locations in the Company's existing trade area in Northern California: one in Fresno and the other in Clovis.  In total the Company paid the seller $320,000 in cash.  The Company also acquired those locations inventory as of the closing date.

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

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any pending legal proceeding. From time to time, we may receive claims of and become subject to routine litigation that is incidental to the business.

 Item 1A. Risk Factors

As a "smaller reporting company" defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities
During the nine month period ended May 31, 2015; the Company issued the following shares of its Common Stock:

•
 In connection with the extension of certain agreements related to the reverse acquisition, the Company issued to certain shareholders of the Company, all of whom were shareholders prior to the reverse acquisition, 10,000 shares of common stock of the Company valued at $8,800. The value of the common stock was based on the market price of the stock on the date of issuance.

•
In connection with short-term loans made to the Company by two separate entities (one of which was repaid in full during the period ended May 31, 2015), the Company agreed that, for each two weeks that each such loan remains outstanding, the Company is required to issue 37,500 shares of its common stock - in addition to an initial grant of 37,500 shares to each lender. During the nine-month period ended May 31, 2015, the Company issued 1,074,844 shares valued at $965,017 in connection with these two loans. The value of the common stock was based on the market price of the stock on the date of issuance and has been recorded as interest expense in the Company’s statement of operations.

•
In connection with a short-term convertible loan made to the Company, the Company issued to the lenders 250,000 shares of the Company's common stock. On May 31, 2015, this note went into default due to non-payment and the Company issued an additional 150,000 shares of common stock to the lender to extend the maturity date.

•
The Company issued 2,283,547 shares of common stock to various entities and individuals for services valued at $983,023. The value of the common stock was based on the market price of the stock on the date of issuance.

The sales were exempt from registration under Section 4(A)(2) of the Securities Act of 1933. The securities were not offered publicly.

Item 3. Defaults upon Senior Securities

None other than as disclosed herein.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

4.25	RBB Note and Securities Purchase Agreement

4.26	New Caprock Loan

4.27	2nd Convertible Promissory Note

4.28	Xiao Bridge Loans (includes most recent and April Loan documents)

4.35	Rapid Advance Loan

10.354	Capriotti’s Corp Termination Agreement

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2015	PREFERRED RESTAURANT BRANDS, INC.

/s/ KENNETH ANTOS
Kenneth Antos,
President and Chief Executive Officer
(Principal Executive Officer)